Form 10KSB
period 2004-12-31
Millstream II Acquisition CORP
filed 2005-03-30
CIK 1304562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-51065

                      MILLSTREAM II ACQUISITION CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                              20-1665695
                --------                              ----------
 (State or other jurisdiction of incorporation    (I.R.S. Employer
             or organization)                      Identification No.)


                435 Devon Park Drive, Bldg. 400, Wayne, PA 19087
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (610) 975-4909

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                 Units consisting of one share of Common Stock,
                 ----------------------------------------------
                  par value $.0001 per share, and two Warrants
                  --------------------------------------------

                    Common Stock, par value $.0001 per share
                    ----------------------------------------

                   Warrants to purchase shares of Common Stock
                   -------------------------------------------
                                (Title of Class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year:  None

      State the aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on February 28, 2005: $26,234,995

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,600,000 as of February 28, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in our other Securities and Exchange Commission filings.

                                     PART I
Item 1.  Description of Business.

Introduction

        We are a blank check company formed to serve as a vehicle for the acquisition of an operating business. We were incorporated in Delaware on September 24, 2004. The registration statement for our initial public offering ("the Offering") was declared effective December 17, 2004. On December 23, 2004, we sold 4,100,000 units in the Offering and on December 30, 2004, we sold 500,000 units in the Offering. The total units sold of 4,600,000 includes all of the 600,000 units subject to the underwriters' overallotment option. Each of our units consists of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $24,691,000 from the Offering.

        Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and, as a result, the Offering was characterized as a blank check offering. $23,736,000 of these net proceeds has been placed in a trust account and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

Effecting a business combination

         General

        We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

         We have not identified a target business or target industry

        To date, we have not selected any target business or target industry on which to concentrate our search for a business combination. Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

         Sources of target businesses

        We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finders fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders or any entity with which they are affiliated any finders fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

        Selection of a target business and structuring of a business combination

        Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

        o       financial condition and results of operations;
        o       growth potential;
        o       experience   and  skill  of  management  and   availability   of
                additional personnel;
        o       capital requirements;
        o       competitive position;

        o       barriers to entry in other industries;
        o       stage of development of the products, processes or services;
        o       degree  of  current  or  potential  market   acceptance  of  the
                products, processes or services;
        o proprietary features and degree of intellectual property or other protection of the products, processes or services;
        o       regulatory environment of the industry; and
        o       costs associated with effecting the business combination.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

         The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

         Fair Market Value of Target Business

         The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

         Probable lack of business diversification

         While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

        o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

        o       result  in  our  dependency   upon  the  development  or  market
                acceptance of a single or limited number of products, processes or services.

         Limited ability to evaluate the target business' management

         Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

         Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

         Opportunity for stockholder approval of business combination

         Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

         In connection with the vote required for any business combination, all of our initial stockholders have agreed to vote their 1,000,000 shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

         Conversion rights

         At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's share of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in this offering, exercise their conversion rights.

         Liquidation if no business combination

         If we do not complete a business combination within 18 months after the completion of the Offering (June 23, 2006), or within 24 months (December 23,
2006) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the trust account with respect to our warrants which will expire worthless.

         If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.16. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could rank prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.16, plus interest, due to claims of creditors. Arthur Spector, our chairman of the board, chief executive officer and president, has agreed pursuant to agreements with us and EarlyBirdCapital that, if we distribute the proceeds held in the trust account to our public stockholders, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Offering not held in the trust account. We cannot assure you, however, that Mr. Spector would be able to satisfy those obligations.

         If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months (June 23, 2006) after the completion of the Offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months (December 23, 2006) in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 24 months following the completion of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

         Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation upon the failure to consummate a business combination within the allotted time or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

         In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

        o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

        o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

        o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

         Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

         If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

         We have four directors and one executive officer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Mr. Spector to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

         We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an unidentified operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.16 per share.

         Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.16 per share held in trust as of December 31, 2004 due to claims of creditors. If we liquidate before the completion of a business combination, Arthur Spector, our chairman of the board, chief executive officer and president, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Spector will be able to satisfy those obligations.

Since we have not currently selected any target business or target industry with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

         Since we have not yet identified a prospective target business or target industry, there is no basis for investors to evaluate the possible merits or risks of the target business' operations or industry. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

         Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently do not have any further authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options). All of the 1,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

        o may significantly reduce the equity interest of stockholders;

        o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

        o may adversely affect prevailing market prices for our common stock.

         Similarly, if we issue debt securities, it could result in:

        o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

        o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

        o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

        o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

         Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

         Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Arthur Spector, our sole executive officer, is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. If Mr. Spector's other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented.

         Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

         All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely.
Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be dependent solely on a single business and a limited number of products or services.

         As of December 31, 2004, we had $23,745,193 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

        o solely dependent upon the performance of a single business, or

        o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

         In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

         We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

         Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

         Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

         We currently have outstanding warrants to purchase 9,200,000 shares of common stock and an option to purchase 300,000 units, including 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, our shareholders may experience dilution to their holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

         If we do not complete a business combination by June 23, 2006, or by December 23, 2006 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of shares issued in the Offering, in proportion to the number of shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

         Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

         Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock

Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

         If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

         o     restrictions on the nature of our investments; and

         o     restrictions on the issuance of securities,

         which may make it difficult for us to complete a business combination.

         In addition, we may have imposed upon us burdensome requirements, including:

         o     registration as an investment company;

         o     adoption of a specific form of corporate structure; and

         o     reporting,   record  keeping,   voting,   proxy  and  disclosure
               requirements and other rules and regulations.

         We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Item 2. Description of Property.

         We maintain our executive offices at 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087. The cost for this space is included in the $7,500 per-month fee 400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, charges us for general and administrative services pursuant to a letter agreement between us and 400 Building LLC. We believe, based on rents and fees for similar services in the Philadelphia metropolitan area, that the fee charged by 400 Building LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

         We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our  units,  common  stock  and  warrants  are each  quoted  on the OTC
Bulletin Board under the symbols MSMAU, MSMA and MSMAW, respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter indicated since such units commenced public trading on December 20, 2004. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions. Our common stock and warrants commenced public trading on January 3, 2005. Prior to December 20, 2004, there was no established public trading market for our common stock.

                                                              Units
                                                              -----
Quarter ended                                             High       Low
-------------                                             ----       ---
December 31, 2004                                        $6.49      $5.97

         We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

         As of February 28, 2005, we had 1 holder of record of our units, 6 holders of record of our common stock and 1 holder of record of our warrants.

         As of December 31, 2004, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities and Use of Proceeds

         In September 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

        Stockholders                                     Number of Shares
        ------------                                     ----------------
        Arthur Spector                                          347,500
        Spector Family Trust                                    347,500
        Dr. Heinz C. Schimmelbusch                               60,000
        Robert E. Keith, Jr.                                     60,000
        Don K. Rice                                              60,000

         Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. Of these shares, the 347,500 shares issued to Mr. Spector were sold at a purchase price of approximately $.0718 per share. The other shares issued to the individuals and entity listed above were sold at purchase prices of $0.0001 per share. On December 7, 2004, the Board of Directors authorized a stock dividend of
0.1428571  shares of
common stock for each share of common stock outstanding, increasing the total number of shares of common stock outstanding prior to the Offering to 1,000,000.

         On December 23, 2004, we closed our initial public offering of 4,000,000 Units, with each Unit consisting of one share of our common stock and warrants to purchase two shares of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-119937). The Securities and Exchange Commission declared the registration statement effective on December 17, 2004.

         On December 23, 2004 and December 30, 2004, the underwriters exercised their over-allotment option to purchase 600,000 Units at the initial public offering price of $6.00 per share. Including the over-allotment option, the aggregate initial offering proceeds totaled $27,600,000.

         We paid a total of $2,070,000 in underwriting discounts and commissions, and approximately $839,000 has been or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds before the exercise of the underwriters over-allotment option.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,691,000, of which $23,736,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $70,212 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $9,193 in interest through December 31, 2004, including deferred interest of $1,838.

 Item 6.  Plan of Operation.

         The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

         We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has significant growth potential. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         We consummated our initial public offering on December 23, 2004. Net loss of $13,059 reported for the period from September 24, 2004 (inception) through December 31, 2004 consists primarily of $2,375 expense for director and officer liability insurance, $3,750 expense for a monthly administrative services agreement, $11,686 for franchise and state capital stock taxes and $2,603 for other expenses. Interest accreted on the trust fund investment was $7,355, excluding $1,838 of deferred interest.

         $23,736,000 of the net proceeds of the Offering, plus accrued interest thereon, is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust account to operate for at least 24 months from the date of the Offering (December 23, 2006), assuming a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $505,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $114,000 for director and officer liability insurance premiums (for two years). We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

         We are obligated, commencing December 17, 2004, to pay to 400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, a monthly fee of $7,500 for general and administrative services. In addition, on September 29, 2004, Mr. Spector advanced $35,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid in December 2004 out of proceeds of the Offering.

Off-balance sheet arrangements

         There were no off-balance sheet arrangements during the period from September 24, 2004 (inception) through December 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm



To the Board of Directors
Millstream II Acquisition Corporation

We have audited the accompanying balance sheet of Millstream II Acquisition Corporation (a corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the period from September 24, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream II Acquisition Corporation as of December 31, 2004, and the results of its operations and its cash flows for the period from September 24, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.



/s/ GOLDSTEIN GOLUB KESSLER LLP


New York, New York
February 11, 2005

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                  BALANCE SHEET


                                                                                          December 31,
                                                                                              2004
                                                                                       -------------------

 ASSETS
 Cash                                                                                       $     941,943
 Investments held in trust                                                                     23,745,193
 Prepaid expenses                                                                                  62,125
                                                                                       -------------------
      Total assets                                                                          $  24,749,261
                                                                                       ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                                                     $      44,728
  Deferred interest                                                                                 1,838
                                                                                       -------------------
      Total liabilities                                                                            46,566
                                                                                       -------------------

 Commitment

 Common stock, subject to possible conversion, 919,540 shares at conversion
    value                                                                                       4,744,826
                                                                                       -------------------
 Stockholders' Equity:
    Preferred stock, $.0001 par value,  authorized 1,000,000 shares; none issued                        -
    Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to
       possible conversion)                                                                           560
    Additional paid-in capital                                                                 19,970,368
    Deficit accumulated during development stage                                                  (13,059)
                                                                                       -------------------
      Total stockholders' equity                                                               19,957,869
                                                                                       -------------------
      Total liabilities and stockholders' equity                                             $ 24,749,261
                                                                                       ===================


                              See accompanying notes to financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                             STATEMENT OF OPERATIONS


                                                    September 24, 2004
                                                      (inception) to
                                                     December 31, 2004
                                                    --------------------


 General and administrative expenses                         $   20,414
                                                      ------------------

   Operating loss                                               (20,414)

Interest income                                                   7,355
                                                      ------------------

Loss before income taxes                                        (13,059)

Income tax provision                                                  -
                                                      ------------------


   Net loss                                                 $   (13,059)
                                                      ==================


 Weighted average shares of common
   stock outstanding

       Basic and diluted
                                                              1,550,000
                                                      ==================
  Loss per common share

       Basic and diluted                                     $     (.01)
                                                      ==================


                 See accompanying notes to financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Stock             Additional       during the
                                      Preferred -------------------------       Paid-In         Development
                                        Stock        Shares      Amount         Capital           Stage            Total
                                        -----        ------      ------         -------           -----            -----

  Balance, September 24, 2004
  (inception)                             $    -            -       $  -        $     -            $    -         $     -

  Sale of 1,000,000 shares of
  common stock to initial
  stockholders for an average
  price of $0.025 per share, as
  adjusted                                     -    1,000,000        100         24,900                 -          25,000

  Sale of 4,600,000 units to
  public stockholders, net of
  underwriters' discount and
  offering expenses (includes
  919,540  shares subject to
  possible redemption)                         -    4,600,000        460     24,690,194                 -      24,690,654


 Proceeds subject to possible
 conversion of 919,540 shares                  -            -          -     (4,744,826)                -      (4,744,826)

 Proceeds from issuance of option
                                               -            -          -            100                 -             100

  Net loss for the period
  September 24, 2004 (inception)
  to December 31, 2004
                                               -            -          -              -           (13,059)        (13,059)

                                   ---------------------------------------------------------------------------------------
  Balance, December 31, 2004               $   -    5,600,000      $ 560   $ 19,970,368          $(13,059)   $ 19,957,869
                                   =======================================================================================


                 See accompanying notes to financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                             STATEMENT OF CASH FLOWS


                                                                                      September 24, 2004
                                                                                        (inception) to
                                                                                         December 31,
                                                                                             2004
                                                                                     ----------------------
Cash flows from operating activities:
Net loss                                                                                      $    (13,059)
Adjustments to reconcile net loss to net cash used in operating activities:
   Interest income on treasury bills                                                                (9,193)
   Increase in prepaid expenses                                                                    (62,125)
   Increase in accounts payable and accrued expenses                                                12,327
   Increase in deferred interest                                                                     1,838
                                                                                     ----------------------
      Net cash used in operating activities                                                        (70,212)
                                                                                     ----------------------

Cash flows from investing activities:
Purchase of treasury bills held in trust                                                       (23,734,529)
Increase in cash held in trust                                                                      (1,471)
                                                                                     ----------------------
     Net cash used in investing activities                                                     (23,736,000)
                                                                                     ----------------------

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders                                25,000
Proceeds from note payable, stockholder                                                             35,000
Repayment of note payable, stockholder                                                             (35,000)
Proceeds from public offering of 4,600,000 units                                                27,600,000
Proceeds from issuance of option                                                                       100
Payment of costs of public offering                                                             (2,876,945)
                                                                                     ----------------------
      Net cash provided by financing activities                                                 24,748,155
                                                                                     ----------------------

Increase in cash and cash at end of period                                                    $    941,943
                                                                                     ======================


Supplemental schedule of non-cash financing activity:

Accrual of costs of initial public offering                                                   $     32,401
                                                                                     ======================


                              See accompanying notes to financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


1.  Organization and Business Operations

Millstream II Acquisition Corporation ("the Company") was incorporated in Delaware on September 24, 2004 as a blank check company whose objective is to acquire an operating business. The Company's initial stockholders purchased 347,500 common shares and 527,500 common shares, $.0001 par value, for $24,947 and $53, respectively, on September 29, 2004. On December 7, 2004, the Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,000,000. All references in the accompanying financial statements to the number of shares of stock outstanding for the initial shareholders have been retroactively restated to reflect this transaction.

The registration statement for the Company's initial public offering ("the Offering") was declared effective on December 17, 2004. The Company consummated the Offering on December 23, 2004 and December 30, 2004 and raised net proceeds of approximately $24,691,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $23,736,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested only in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying December 31, 2004 balance sheet.

The Company's Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (June 23, 2006), or 24 months from the consummation of the Offering (December 23, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 5).

2. Summary of Significant Accounting Policies

Basis of Presentation
The financial statements include the accounts of the Company. The Company commenced operations effective September 24, 2004. The Company has selected December 31 as its fiscal year end.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company's policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk and in a highly rated United States Treasury Bills.

Fair Value of Financial Instruments
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

      Cash:  The carrying amount approximates the fair value.

      Investment  in  United  States  Treasury  Bills:   These  investments  are
      considered trading securities. The investment is carried at market value, which approximates cost plus accreted interest.

Deferred Interest

A portion (19.99%) of the interest earned on the Trust Account has been deferred on the balance sheet as it represents interest attributable to the common stock subject to possible conversion (See Note 1).

Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $4,400 at December 31, 2004. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2004.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.  Investments Held in Trust

Investments held in trust as of December 31, 2004 are primarily comprised of two zero coupon United States Treasury Bills with face values of $21,416,000 and $2,611,000 purchased at discounts of 98.7816% and 98.7917%, respectively, due June 23, 2005 and carried on the Company's financial statements at $23,745,193, which includes interest of $9,193 and trust cash of $1,471.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2004:

         Numerator:  Net loss                                    $   (13,059)

         Denominator:  Average common shares outstanding           1,550,000

         Basic and diluted earnings per share                    $     (0.01)

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters' option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at December 31, 2004 because conversion of the warrants and underwriters' option would have had an antidilutive effect on loss per share.

5.  Stockholders' Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 17, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company's Units commenced on January 5, 2005 and January 11, 2005, respectively.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no shares of preferred stock have been issued.

Common Stock Commitments
The Company has 10,100,000 shares of common stock commitments in the form of Warrants and the underwriters' option, which are currently not exercisable. Only 9,400,000 common shares are available for issuance under the current amount of authorized shares. The Company intends to increase its number of authorized shares in connection with a business combination and prior to the date in which the Warrants and the underwriters' option become exercisable. The Company's underwriters have committed that the Company will not be obligated to issue 240,000 of the Units described in The Offering above if the Company is unable to increase its number of authorized shares. These 240,000 Units represent 720,000 shares of common stock commitments.

6.  Note Payable, Stockholder

The Company issued a $35,000 unsecured promissory note to an Initial Stockholder, who is also an officer, on September 29, 2004. The note was non-interest bearing and was repaid in December 2004 with proceeds from the Offering.

7.  Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder, who is also an officer. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the affiliate $7,500 per month for such services commencing December 17, 2004. The Statement of Operations for the period ended December 31, 2004 includes $3,750 related to this agreement.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A. Controls and Procedures.

         Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         Our current directors and executive officers are as follows:


         Name                         Age        Position
         ----                         ---        --------

         Arthur Spector                64        Chairman of the Board, Chief
                                                 Executive Officer and President
         Robert E. Keith, Jr.          63        Director
         Don K. Rice                   56        Director
         Dr. Heinz C. Schimmelbusch    60        Director

         Arthur Spector has been our chairman of the board, chief executive officer and president since our inception. Mr. Spector has served as chairman of the board of NationsHealth, Inc. since its inception in August 2003 and served as its chief executive officer and president from August 2003 until August 2004. NationsHealth, Inc. is a Nasdaq listed company that, through its wholly owned subsidiary, NationsHealth L.L.C., provides medical products and pharmacy benefits to Medicare participants and other senior citizens. NationsHealth, Inc. was originally known as Millstream Acquisition Corporation, a blank check company with an objective to acquire an operating business with significant growth potential. In his role with Millstream Acquisition Corporation, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $24.2 million in August 2003. From March 1995 to October 2002, Mr. Spector served as chairman of the board of Neoware Systems, Inc. ("Neoware Systems"), a manufacturer of sophisticated computer appliances and related software, and from May 1996 until June 1997, he also served as its president and chief executive officer. Neoware Systems was originally known as Information Systems Acquisition Corp., a blank check company with an objective to acquire an operating business in the information systems industry. Information Systems Acquisition Corp. was formed in 1992 and from its inception until it merged with Human Designed Systems, Inc., Mr. Spector was its chairman of the board, president and chief executive officer. In this role, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $13.8 million. Mr. Spector has served as a director of Docucorp International, Inc., a public document automation company, since May 1997. Mr. Spector has also been a director of Metallurg Holdings, Inc. and Metallurg, Inc. since July 1998 and has been executive vice president of Metallurg Holdings, Inc. since July 1998 and treasurer since August 2000. He was elected vice chairman of the board of Metallurg Holdings, Inc. and Metallurg, Inc. in November 2002. Metallurg Holdings, Inc. is a holding company of Metallurg, Inc., a company that produces and sells specialty metals, alloys and chemicals. From 1998 to 2002, Mr. Spector served as a director of USDATA Corporation, a global supplier of component-based production software. Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from The University of Pennsylvania Law School.

         In addition to Mr. Spector's experience described above, he has had extensive experience in mergers and acquisitions and managing private equity funds. Since January 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P., a private equity fund investing primarily in controlling positions in industrial companies in North America and Europe. From 1995 to 1996, Mr. Spector served as director of acquisitions of Safeguard Scientifics, Inc., a public company that owns controlling interests in and operates numerous private companies. From 1997 to 1998, Mr. Spector served as a managing director of TL Ventures LLC, whose present successor is TL Ventures L.P., a fund management company organized to manage the day-to-day operations of several of the TL Ventures funds which invest in companies in the internet, software, information technology, communications and life sciences industries.

         Robert E. Keith, Jr. has been a member of our board of directors since our inception. Since May 1989, Mr. Keith has been a managing director of TL Ventures, L.P., its predecessor entity and related entities that serve as the management companies for several of the TL Ventures funds. He has served as president of TL Ventures Inc., a successor to Technology Leaders Management, Inc., a private equity capital management company, since December 1991 and as its chief executive officer since December 1996. Since October 2001, Mr. Keith has served as chairman of the board of directors of Safeguard Scientifics, Inc. and served as its vice chairman from February 1999 through September 2001. Mr. Keith also served as a member of the office of the chief executive of Safeguard Scientifics, Inc. from April 2001 through October 2001. Since August 1996, Mr. Keith has been the chairman of the management companies for, and a senior advisor to and co-founder of, EnerTech Capital Partners and EnerTech Capital Partners II, venture capital funds that invest in technology and service companies related to energy, communications and the broader utilities marketplace. Since March 1996, Mr. Keith has served as a director of Internet Capital Group, Inc., a public company that provides software solutions and related services to businesses, and served as its chairman of the board from March 1996 through December 2001. Mr. Keith also served as a member of the board of directors of

NationsHealth, Inc. from August 2003 to August 2004. Mr. Keith received a B.A. from Amherst College and J.D. from Temple University.

         Don K. Rice has been a member of our board of directors since our inception. Mr. Rice is the managing partner of Rice Sangalis Toole & Wilson, a privately held firm that through limited partnerships invests primarily in the subordinated debt of middle market companies located throughout the United States, which he co-founded as Rice Capital in January 1991 before becoming Rice, Sangalis Toole & Wilson in March 1997. Prior to forming Rice, Sangalis Toole & Wilson, from May 1988 to December 1988, Mr. Rice was president and chief executive officer of First Texas Merchant Banking Group, a firm which specialized in providing subordinated debt financing, and a vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America from March 1984 to April 1986. Mr. Rice also served as a member of the board of directors of NationsHealth, Inc. from August 2003 to August 2004. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

         Dr. Heinz C. Schimmelbusch has been a member of our board of directors since our inception. Since January 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P. Since July 1998, Dr. Schimmelbusch has served as chairman of the board and a director of Metallurg, Inc. and has served as its chief executive officer since November 2002. He has also served as president, chief executive officer and a director of Metallurg Holdings, Inc. since July 1998. Since June 2003, Dr. Schimmelbusch has served as a member of the board of directors of MMC Norilsk Nickel, a producer of metals, technical sulfur, hard coal and other materials for industrial needs with its securities listed on the London, Moscow and Berlin Stock Exchanges and the Over The Counter Bulletin Board. Dr. Schimmelbusch also served as a member of the board of directors of NationsHealth, Inc. from August 2003 to August 2004. Dr. Schimmelbusch received a graduate degree and Ph.D. in economics from the University of Tubingen, Germany.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Robert E. Keith Jr., will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Don K. Rice, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Arthur Spector and Dr. Heinz C. Schimmelbusch, will expire at the third annual meeting.

         These individuals will play a key role identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our directors have extensive experience acting as managing directors of private equity funds that invested their funds in, or acquired control of, private companies.

         Our board of directors established an audit committee comprised of Messrs. Keith and Rice, with Mr. Keith acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls.

Audit Committee Financial Expert

         We do not have an audit committee financial expert serving on our audit committee. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues. Accordingly, our board of directors has determined that it is not necessary for us to have an audit committee financial expert at this time.

Code of Ethics

         In December 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees. A copy of our code of ethics has been attached as an exhibit to this annual report. Requests for copies of our code of ethics should be sent in writing to Millstream II Acquisition Corporation, 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

         Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to the Reporting Persons were complied with.

Item 10. Executive Compensation.

         No executive officer has received any cash compensation for services rendered to us. Commencing December 17, 2004 and ending upon the acquisition of a target business, we will pay 400 Building LLC, an affiliate of Arthur Spector, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Spector compensation in lieu of salary. No other executive officer or director has a relationship with or interest in 400 Building LLC. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2005, by:

         o each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

         o        each of our executive officers and directors; and

         o        all our executive officers and directors as a group.

         Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of February 28, 2005, 5,600,000 shares of our common stock were issued and outstanding.

                                                        Amount and Nature     Approximate Percentage
                                                          of Beneficial       of Outstanding Common
Name and Address of Beneficial Owner(1)                   Ownership(2)               Stock(2)
---------------------------------------                   ------------               --------

Arthur Spector(3) (4)                                        397,142                   7.1%

Dr. Heinz C. Schimmelbusch(4)                                68,572                    1.2%

Robert E. Keith, Jr.(4)(5)                                   68,572                    1.2%

Don K. Rice(4)(6)                                            68,572                    1.2%

All directors and executive officers as a group (4           602,858                   10.8%
individuals)

___________________________________

(1) Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(3) Arthur Spector is our chairman of the board, chief executive officer and president.
(4)      Each of these individuals is a director of ours.
(5) The business address of Mr. Keith is 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087.
(6) The business address of Mr. Rice is 517 Fishers Road, Bryn Mawr, Pennsylvania 19010.

         All of the shares of our common stock owned by the initial shareholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

         Messrs. Arthur Spector and the Spector Family Trust may be deemed to be our "parent" and "promoter," as these terms are defined under the Federal securities laws.

Item 12.  Certain Relationships and Related Transactions.

         In September 2004, we issued 875,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.029 per share as follows:

Name                                  Number of Shares              Relationship to Us
----                                  ----------------              ------------------
Arthur Spector                        347,500                       Chairman of the Board, Chief Executive
                                                                    Officer and President
Spector Family Trust                  347,500                       Stockholder
Dr. Heinz C. Schimmelbusch            60,000                        Director
Robert E. Keith, Jr.                  60,000                        Director
Don K. Rice                           60,000                        Director

         On December 7, 2004, our board of directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock, effectively lowering the price to $0.025 per share.

         Pursuant to an escrow agreement between us, our initial stockholders and Continental Stock Transfer & Trust Company, all of the initial stockholders shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

         o        December 17, 2007;

         o        our liquidation; or

         o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, these shares cannot be sold, but the initial stockholders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         We also entered into a registration rights agreement with the initial stockholders pursuant to which the holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

         Each of our initial stockholders also entered into a letter agreement with us and EarlyBirdCapital, Inc. pursuant to which, among other things:

         o each agreed to vote all shares initially owned by him in accordance with the majority of the holders of our shares of common stock sold in our initial public offering if we solicit approval of our stockholders for a business combination;

         o if we fail to consummate a business combination by June 23, 2006 (or by December 23, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

         o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his initial shares;

         o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

         o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our stockholders from a financial perspective;

         o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

         o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

         400 Building LLC, an affiliate of Arthur Spector, has agreed that commencing December 17, 2004 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay 400 Building LLC $7,500 per month for these services. As of December 31, 2004, we have paid 400 Building LLC $3,750.

         Arthur Spector advanced $35,000 to us to cover expenses related to the Offering. The loan was payable without interest on the earlier of September 29, 2005 or the consummation of the Offering. The loan was repaid in December 2004 from the proceeds of the Offering.

         We have and will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

         Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

         All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.


Item 13. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            -----------

         3.1               Amended and Restated Certificate of Incorporation. (1)

         3.2               By-laws. (1)

         4.1               Specimen Unit Certificate. (1)

         4.2               Specimen Common Stock Certificate. (1)

         4.3               Specimen Warrant Certificate. (1)

         4.4               Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

         4.5               Form of Warrant Agreement between  Continental Stock Transfer & Trust Company and the Registrant. (1)

         10.1              Letter Agreement among the Registrant,  EarlyBirdCapital, Inc. and Arthur Spector
                           (1)

         10.2              Letter  Agreement  among the Registrant,  EarlyBirdCapital,  Inc. and the Spector
                           Family Trust (1)

         10.3              Letter  Agreement among the Registrant,  EarlyBirdCapital,  Inc. and Dr. Heinz C.
                           Schimmelbusch (1)

         10.4              Letter  Agreement  among the  Registrant,  EarlyBirdCapital,  Inc.  and Robert E.
                           Keith, Jr. (1)

         10.5              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Don K. Rice (1)





         10.6              Form of Investment  Management Trust Agreement between Continental Stock Transfer
                           & Trust Company and the Registrant. (1)

         10.7              Form  of  Stock  Escrow  Agreement  between  the  Registrant,  Continental  Stock
                           Transfer & Trust Company and the Initial Stockholders. (1)

         10.8              Form of Letter  Agreement  between  400  Building  LLC and  Registrant  regarding administrative support. (1)

         10.9              Promissory  Note,  dated  September 29, 2004, in the principal  amount of $35,000 issued to Arthur Spector. (1)

         10.10             Registration Rights Agreement among the Registrant and the Initial  Stockholders.
                           (1)

         10.11             Warrant Purchase Agreement among Arthur Spector and EarlyBirdCapital, Inc.  (1)

         14                Code of Ethics

         31                Certification  of Chairman,  Chief Executive  Officer
                           and   President   pursuant  to  Section  302  of  the
                           Sarbanes-Oxley Act of 2002.

         32                Certification of Chief Executive Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

         (1)  Incorporated  by  reference  to  the   Registrant's   Registration
              Statement on Form S-1 or amendments thereto (SEC File No. 333-119937).

     (b)      Reports on Form 8-K.

              The Company filed a Form 8-K with the Securities and Exchange Commission on December 23, 2004 regarding the first closing of our initial public offering of 4,100,000 Units, including 100,000 units issued upon exercise of the underwriters' over-allotment option. Audited financial statements as of December 23, 2004 were included in such Form 8-K. On January 4, 2005, the Company filed a Form 8-K/A to report the second closing of our initial public offering on December 30, 2004 of 500,000 Units, which were the remaining units available upon exercise of the underwriters' over-allotment option.

Item 14. Principal Accountant Fees and Services.

         The  firm  of  Goldstein  Golub  Kessler  LLP  acts  as  our  principal
accountant.   Goldstein   Golub  Kessler  LLP  ("the  Firm")  has  a  continuing
relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with this examination.

         Other services, which do not include Financial Information Systems Design and Implementation fees, have been provided by TBS.

         The following is a summary of fees paid to our principal accountant for services provided.

         Audit Fees

         Our principal accountant charged us $25,000 for services they performed in connection with our initial public offering, including the financial statements included in the Current Report of Form 8-K filed with the Securities and Exchange Commission on December 23, 2004. Of the $25,000 billed for this work, $8,250 was paid in December 2004 and the balance was paid in February 2005.

         Audit-Related Fees

         During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees

         During 2004, TBS did not render services to us for tax compliance, tax advice and tax planning.

         All Other Fees

         During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval

         All of the services listed above were approved by our audit committee prior to their performance.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MILLSTREAM II ACQUISITION CORPORATION
                                 By:         /s/ Arthur Spector
                                        ---------------------------
                                 Arthur Spector
                                 Chairman, President and Chief Executive Officer
                                 Date:   March 30, 2005


     In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                                 /s/ Arthur  Spector
                                 ------------------------------------
                                 Arthur Spector
                                 Chairman, President and Chief Executive Officer (Principal executive and financial and accounting officer)
                                 Date:   March 30, 2005


                                 /s/ Robert E. Keith, Jr.
                                 ------------------------------------
                                 Robert E. Keith, Jr.
                                 Director
                                 Date:   March 30, 2005


                                 /s/ Don K. Rice
                                 ------------------------------------
                                 Don K. Rice
                                 Director
                                 Date:   March 30, 2005


                                 /s/ Dr. Heinz Schimmelbusch
                                 ------------------------------------
                                 Dr. Heinz Schimmelbusch
                                 Director
                                 Date: March 30, 2005