Form 10QSB
period 2005-03-31
Millstream II Acquisition CORP
filed 2005-05-13
CIK 1304562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from  to

                        Commission file number: 000-51065

                      MILLSTREAM II ACQUISITION CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Delaware                                  20-1665695
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                435 Devon Park Drive, Bldg. 400, Wayne, PA 19087
                    (Address of principal executive offices)

                                 (610) 975-4909
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,600,000 common shares as of April 30, 2005

Transitional Small Business Disclosure Format.   Yes  |_|  No |X|



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)


                                  BALANCE SHEET

                                                                               (Unaudited)
                                                                                March 31,      December 31,
                                                                                   2005            2004
                                                                               ------------   ------------
ASSETS
Cash and cash equivalents                                                      $    875,661   $    941,943
Investments held in trust                                                        23,879,019     23,745,193
Prepaid expenses                                                                     44,170         62,125
                                                                               ------------   ------------
     Total assets                                                              $ 24,798,850   $ 24,749,261
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $     44,239   $     44,728
Deferred interest                                                                    28,639          1,838
                                                                               ------------   ------------
     Total liabilities                                                               72,878         46,566
                                                                               ------------   ------------

Commitment

Common stock, subject to possible conversion, 919,540 shares at
   conversion value                                                               4,744,826      4,744,826
                                                                               ------------   ------------

Stockholders' Equity:
   Preferred stock, $.0001 par value, authorized 1,000,000 shares; none
      issued                                                                           --             --
   Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject
     to possible conversion)                                                            560            560
   Additional paid-in capital                                                    19,970,368     19,970,368
   Retained earnings (deficit) accumulated during development stage                  10,218        (13,059)
                                                                               ------------   ------------
     Total stockholders' equity                                                  19,981,146     19,957,869
                                                                               ------------   ------------

     Total liabilities and stockholders' equity                                $ 24,798,850   $ 24,749,261
                                                                               ============   ============






            See accompanying notes to unaudited financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)


                       STATEMENT OF OPERATIONS (UNAUDITED)



                                         Quarter    September 24, 2004
                                          Ended       (Inception) to
                                        March 31,       March 31,
                                           2005           2005
                                       -----------    -----------

 General and administrative expenses   $    79,825    $   100,239
                                       -----------    -----------

   Operating loss                          (79,825)      (100,239)

Other income:
   Interest income                           4,627          4,627
   Interest on trust fund investment       107,275        114,630
                                       -----------    -----------
   Total other income                      111,902        119,257
                                       -----------    -----------

Income before income taxes                  32,077         19,018

Income tax provision                        (8,800)        (8,800)
                                       -----------    -----------

Net income                             $    23,277    $    10,218
                                       ===========    ===========



 Weighted average shares of common
   stock outstanding

       Basic and diluted                 5,600,000      3,530,978
                                       ===========    ===========

  Earnings per common share

       Basic and diluted               $       .00    $       .00
                                       ===========    ===========




            See accompanying notes to unaudited financial statements.



                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)


                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                   Quarter   September 24, 2004
                                                                                    Ended        (Inception)
                                                                                  March 31,      to March 31,
                                                                                    2005             2005
                                                                                ------------    ------------
Cash flows from operating activities:
Net income                                                                      $     23,277    $     10,218
Adjustments to reconcile net income to net cash used in operating activities:
   Interest income on treasury bills                                                (134,070)       (143,263)
   Decrease (increase) in prepaid expenses                                            17,955         (44,170)
   Increase in accounts payable and accrued expenses                                  31,912          44,239
   Increase in deferred interest                                                      26,801          28,639
                                                                                ------------    ------------
      Net cash used in operating activities                                          (34,125)       (104,337)
                                                                                ------------    ------------

Cash flows from investing activities:
Purchase of treasury bills held in trust                                                --       (23,734,529)
Decrease (increase) in cash held in trust                                                244          (1,227)
                                                                                ------------    ------------
      Net cash provided by (used in) investing activities                                244     (23,735,756)
                                                                                ------------    ------------

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders                    --            25,000
Proceeds from note payable, stockholder                                                 --            35,000
Repayment of note payable, stockholder                                                  --           (35,000)
Proceeds from public offering of 4,600,000 units                                        --        27,600,000
Proceeds from issuance of option                                                        --               100
Payment of costs of public offering                                                  (32,401)     (2,909,346)
                                                                                ------------    ------------
      Net cash (used in) provided by financing activities                            (32,401)     24,715,754
                                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents                                 (66,282)        875,661
Cash and cash equivalents at beginning of period                                     941,943            --
                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $    875,661    $    875,661
                                                                                ============    ============




            See accompanying notes to unaudited financial statements.

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements at March 31, 2005 and for the three-month period ended March 31, 2005 and for the period from September 24, 2004 (inception) to March 31, 2005 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) ("the Company").

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and its cash flows for the quarter ended March 31, 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.  Organization and Business Operations

The Company was incorporated in Delaware on September 24, 2004 as a blank check company whose objective is to acquire an operating business. The Company's initial stockholders purchased 347,500 common shares for $24,947 and 527,500 common shares for $53 on September 29, 2004. On December 7, 2004, the Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,000,000. All references in the accompanying financial statements to the number of shares of stock outstanding for the initial shareholders have been retroactively restated to reflect this transaction.

The registration statement for the Company's initial public offering ("the Offering") was declared effective on December 17, 2004. The Company consummated the Offering on December 23, 2004 and December 30, 2004 and raised net proceeds of approximately $24,691,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $23,736,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested only in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in United States Treasury Bills, which have been accounted for as trading securities (see Note 3). The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering,

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

2.  Organization and Business Operations (continued)

including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority of all other stockholder of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

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

3.  Investments Held in Trust

Investments held in trust are primarily comprised of two zero coupon United States Treasury Bills with face values of $21,416,000 and $2,611,000 purchased at discounts of 98.7816% and 98.7917%, respectively, due June 23, 2005 and carried on the Company's financial statements as of March 31, 2005 at $23,879,019, which includes interest of $143,263 and trust cash of $1,227; and as of December 31, 2004 at $23,745,193, which includes interest of $9,193 and trust cash of $1,471.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:




                                                                        September 24, 2004
                                                  Quarter Ended          (Inception) to
                                                  March 31, 2005         March 31, 2005
                                                 ------------------ -------------------------

Numerator:  Net income                                 $   23,277          $   10,218

Denominator:  Average common shares outstanding         5,600,000           3,530,978

Basic and diluted earnings per share                   $      .00          $      .00



                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4   Earnings per Share (continued)

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters' option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at March 31, 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters' option is in excess of the related market value of the Units.

5.  Stockholders' Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 17, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company's Units commenced in January 2005.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2005, no shares of preferred stock have been issued.

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

                      MILLSTREAM II ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

6.  Commitment

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

Item 2. Plan of Operation.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our report on Form 10-KSB as filed on March 30, 2005. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has significant growth potential. We consummated our initial public offering on December 23, 2004. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income of $23,277 reported for the quarter ended March 31, 2005 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $17,215 for franchise and state capital stock taxes, $14,147 for legal and accounting, $8,800 for federal and state income taxes and $11,713 for other expenses. Interest on the trust fund investment was $107,275, excluding $26,801 of deferred interest, and interest earned on the money market account was $4,627.

Net income of $10,218 reported for the period from September 24, 2004 (inception) to March 31, 2005 consists primarily of $16,625 expense for director and officer liability insurance, $26,250 expense for a monthly administrative services agreement, $28,901 for franchise and state capital stock taxes, $14,147 for legal and accounting, $8,800 for federal and state income taxes and $14,316 for other expenses. Interest on the trust fund investment was $114,630, excluding $28,639 of deferred interest, and interest earned on the money market account was $4,627.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the quarter ended March 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 3. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 6.  Exhibits.

EXHIBITS

    Exhibit No.            Description
    -----------            -----------

         31       Certification  of  Chairman,   Chief  Executive   Officer  and
                  President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Certification  of  Chairman,   Chief  Executive   Officer  and
                  President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MILLSTREAM II ACQUISITION CORPORATION

                              By:         /s/ Arthur Spector
                              -------------------------------
                              Arthur Spector
                              Chairman, President and Chief Executive Officer
                             (Principal executive and financial and accounting
                              officer)

Date:  May 13, 2005