Form 10QSB
period 2005-06-30
Millstream II Acquisition CORP
filed 2005-08-11
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number: 000-51065

MILLSTREAM II ACQUISITION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-1665695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 400, Wayne, PA 19087
(Address of principal executive offices)

(610) 975-4909
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 common shares as of August 1, 2005

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

	(Unaudited) June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$830,523	$941,943
Investments held in trust	24,038,297	23,745,193
Prepaid expenses	27,375	62,125
Total assets	$24,896,195	$24,749,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$77,740	$44,728
Deferred interest	60,479	1,838
Total liabilities	138,219	46,566

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings (deficit) accumulated during development stage	42,222	(13,059)
Total stockholders’ equity	20,013,150	19,957,869

Total liabilities and stockholders’ equity	$24,896,195	$24,749,261

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005	September 24, 2004 (Inception) to June 30, 2005

General and administrative expenses	$72,472	$152,297	$172,711

Operating loss	(72,472)	(152,297)	(172,711)

Other income:
Interest income	3,238	7,865	7,865
Interest on trust fund investment	127,438	234,713	242,068
Total other income	130,676	242,578	249,933

Income before income taxes	58,204	90,281	77,222

Income tax provision	(26,200)	(35,000)	(35,000)

Net income	$32,004	$55,281	$42,222

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	5,600,000	4,215,636

Earnings per common share

Basic and diluted	$.01	$.01	$.01

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2005	September 24, 2004 (Inception) to June 30, 2005
Cash flows from operating activities:
Net income	$55,281	$42,222
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on treasury bills	(293,342)	(302,535)
Decrease (increase) in prepaid expenses	34,750	(27,375)
Increase in accounts payable and accrued expenses	65,413	77,740
Increase in deferred interest	58,641	60,479
Net cash used in operating activities	(79,257)	(149,469)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(24,027,946)	(47,762,475)
Maturity of treasury bills held in trust	24,027,000	24,027,000
Decrease (increase) in cash held in trust	1,184	(287)
Net cash provided by (used in) investing activities	238	(23,735,762)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from note payable, stockholder	—	35,000
Repayment of note payable, stockholder	—	(35,000)
Proceeds from public offering of 4,600,000 units	—	27,600,000
Proceeds from issuance of option	—	100
Payment of costs of public offering	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(111,420)	830,523
Cash and cash equivalents at beginning of period	941,943	—
Cash and cash equivalents at end of period	$830,523	$830,523

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at June 30, 2005 and for the three and six-month periods ended June 30, 2005 and for the period from September 24, 2004 (inception) to June 30, 2005 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) (“the Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on September 24, 2004 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 347,500 common shares for $24,947 and 527,500 common shares for $53 on September 29, 2004. On December 7, 2004, the Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,000,000. All references in the accompanying financial statements to the number of shares of stock outstanding for the initial shareholders have been retroactively restated to reflect this transaction.

The registration statement for the Company’s initial public offering ("the Offering") was declared effective on December 17, 2004. The Company consummated the Offering, including the over-allotment option, on December 23, 2004 and December 30, 2004, respectively, and raised total net proceeds of approximately $24,691,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $23,736,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested only in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in United States Treasury Bills, which have been accounted for as trading securities (see Note 3). The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

2. Organization and Business Operations (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (June 23, 2006), or 24 months from the consummation of the Offering (December 23, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 5).

3. Investments Held in Trust

Investments held in trust at June 30, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,206,000 purchased at a discount of 99.2644% due September 22, 2005 and carried on the Company’s financial statements at $24,038,297, which includes interest of $10,064 and trust cash of $287.

Investments held in trust at December 31, 2004 consisted of two zero coupon United States Treasury Bills with face values of $21,416,000 and $2,611,000 purchased at discounts of 98.7816% and 98.7917%, respectively, due June 23, 2005 and carried on the Company’s financial statements at $23,745,193, which included interest of $9,193 and trust cash of $1,471.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005	Cumulative From September 24, 2004 (Inception) to June 30, 2005

Numerator: Net income	$32,004	$55,281	$42,222

Denominator: Average common shares outstanding	5,600,000	5,600,000	4,215,636

Basic and diluted earnings per share	$.01	$.01	$.01

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at June 30, 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

5. Stockholders’ Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 16, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in January 2005.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2005, no shares of preferred stock have been issued.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

5. Stockholders’ Equity (continued)

Common Stock Commitments
The Company has 10,100,000 shares of common stock commitments in the form of Warrants and the underwriters’ option, which are currently not exercisable. Only 9,400,000 common shares are available for issuance under the current amount of authorized shares. The Company intends to increase its number of authorized shares in connection with a business combination and prior to the date in which the Warrants and the underwriters’ option become exercisable. The Company’s underwriters have committed that the Company will not be obligated to issue 240,000 of the Units described in The Offering above if the Company is unable to increase its number of authorized shares. These 240,000 Units represent 720,000 shares of common stock commitments.

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

Item 2. Plan of Operation.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our report on Form 10-KSB as filed on March 30, 2005. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. We consummated our initial public offering on December 23, 2004. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income of $32,004 reported for the quarter ended June 30, 2005 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $17,213 for franchise and state capital stock taxes, $4,904 for legal and accounting, $26,200 for federal and state income taxes and $13,605 for other expenses. Interest on the trust fund investment was $127,438, excluding $31,840 of deferred interest, and interest earned on the money market account was $3,238.

Net income of $55,281 reported for the six months ended June 30, 2005 consists primarily of $28,500 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $34,428 for franchise and state capital stock taxes, $19,051 for legal and accounting, $35,000 for federal and state income taxes and $25,318 for other expenses. Interest on the trust fund investment was $234,713, excluding $58,641 of deferred interest, and interest earned on the money market account was $7,865.

Net income of $42,222 reported for the period from September 24, 2004 (inception) to June 30, 2005 consists primarily of $30,875 expense for director and officer liability insurance, $48,750 expense for a monthly administrative services agreement, $46,114 for franchise and state capital stock taxes, $19,051 for legal and accounting, $35,000 for federal and state income taxes and $27,921 for other expenses. Interest on the trust fund investment was $242,068, excluding $60,479 of deferred interest, and interest earned on the money market account was $7,865.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the quarter ended June 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 3. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits.

 Exhibit No.   Description

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

Date: August 11, 2005