Form 10QSB
period 2005-09-30
Millstream II Acquisition CORP
filed 2005-11-14
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(610) 975-4909
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 common shares as of November 14, 2005

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

	(Unaudited) September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$629,369	$941,943
Investments held in trust	24,232,897	23,745,193
Prepaid expenses	53,175	62,125
Total assets	$24,915,441	$24,749,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$48,159	$44,728
Deferred interest	99,380	1,838
Total liabilities	147,539	46,566

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings (deficit) accumulated during development stage	52,148	(13,059)
Total stockholders’ equity	20,023,076	19,957,869
Total liabilities and stockholders’ equity	$24,915,441	$24,749,261

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2004	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2005

General and administrative expenses	$140,323	$600	$292,620	$313,034

Operating loss	(140,323)	(600)	(292,620)	(313,034)

Other income:
Interest income	2,500		10,365	10,365
Interest on trust fund investment	155,699		390,412	397,767
Total other income	158,199	-	400,777	408,132

Income (loss) before income taxes	17,876	(600)	108,157	95,098

Income tax provision	(7,950)	-	(42,950)	(42,950)

Net income (loss)	$9,926	$(600 23,277)	$65,207	$52,148

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	1,000,000	5,600,000	4,562,670

Earnings per common share

Basic and diluted	$.00	$.00	$.01	$.01

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2004	September 24, 2004 (Inception) to September 30, 2005
Cash flows from operating activities:
Net income (loss)	$65,207	$(600)	$52,148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on treasury bills held in trust	(487,940)	—	(497,133)
Decrease (increase) in prepaid expenses	8,950	—	(53,175)
Increase in accounts payable and accrued expenses	35,832	600	48,159
Increase in deferred interest	97,542	—	99,380
Net cash used in operating activities	(280,409)	—	(350,621)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(48,233,485)	—	(71,968,014)
Maturity of treasury bills held in trust	48,233,000	—	48,233,000
Decrease (increase) in cash held in trust	721	—	(750)
Net cash provided by (used in) investing activities	236	—	(23,735,764)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	—	25,000	25,000
Proceeds from note payable, stockholder	—	35,000	35,000
Repayment of note payable, stockholder	—	—	(35,000)
Proceeds from public issuance of 4,600,000 units	—	—	27,600,000
Proceeds from issuance of option	—	—	100
Payment of costs of public offering	(32,401)	—	(2,909,346)
Net cash (used in) provided by financing activities	(32,401)	60,000	24,715,754

Net (decrease) increase in cash and cash equivalents	(312,574)	60,000	629,369
Cash and cash equivalents at beginning of period	941,943	—	—
Cash and cash equivalents at end of period	$629,369	$60,000	$629,369

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and for the periods from September 24, 2004 (inception) to September 30, 2004 and September 24, 2004 (inception) to September 30, 2005 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) (“the Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

3. Investments Held in Trust

Investments held in trust at September 30, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,416,000 purchased at a discount of 99.138% due December 22, 2005 and carried on the Company’s financial statements at $24,232,897, which includes interest of $26,608 and trust cash of $750.

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2004	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2005

Numerator: Net income (loss)	$9,926	$(600)	$65,207	$52,148

Denominator: Average common shares outstanding	5,600,000	1,000,000	5,600,000	4,562,670

Basic and diluted earnings per share	$.00	$.00	$.01	$.01

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at September 30, 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

5. Stockholders’ Equity (continued)

Common Stock
The Company’s initial stockholders purchased 347,500 common shares for $24,947 and 527,500 common shares for $53 on September 29, 2004. On December 7, 2004, the Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,000,000. All references in the accompanying financial statements to the number of shares of stock outstanding for the initial stockholders have been retroactively restated to reflect this transaction.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2005, no shares of preferred stock have been issued.

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

We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. Net loss of $600 for the period from September 24, 2004 to September 30, 2004 consisted of organizational costs. We consummated our initial public offering on December 23, 2004. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income of $9,926 reported for the quarter ended September 30, 2005 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $10,500 for franchise and state capital stock taxes, $5,096 for legal and accounting, $7,950 for federal and state income taxes, $64,082 for failed acquisition costs and $23,895 for other expenses. Interest on the trust fund investment was $155,699, excluding $38,801 of deferred interest, and interest earned on the money market account was $2,500.

Net income of $65,207 reported for the nine months ended September 30, 2005 consists primarily of $42,750 expense for director and officer liability insurance, $67,500 expense for a monthly administrative services agreement, $44,928 for franchise and state capital stock taxes, $24,147 for legal and accounting, $42,950 for federal and state income taxes, $64,082 for failed acquisition costs and $49,213 for other expenses. Interest on the trust fund investment was $390,412, excluding $97,542 of deferred interest, and interest earned on the money market account was $10,365.

Net income of $52,148 reported for the period from September 24, 2004 (inception) to September 30, 2005 consists primarily of $45,125 expense for director and officer liability insurance, $71,250 expense for a monthly administrative services agreement, $56,614 for franchise and state capital stock taxes, $24,147 for legal and accounting, $42,950 for federal and state income taxes, $64,082 for failed acquistion costs and $51,816 for other expenses. Interest on the trust fund investment was $397,767, excluding $99,380 of deferred interest, and interest earned on the money market account was $10,365.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements during the quarter ended September 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 3. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 23, 2004, we consummated the Offering of 4,000,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On December 30, 2004, we closed on an additional 600,000 Units that were subject to the underwriters’ over-allotment option. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,600,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-119937). The Securities and Exchange Commission declared the registration statement effective on December 17, 2004.

We paid a total of $2,909,000 in underwriting discounts and commissions and offering expenses. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were approximately $24,691,000, of which $23,736,000 was deposited into the trust account (or $5.16 per share sold in the Offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in the Offering, see Part I, Item 2 of this Form 10-QSB.

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
Arthur Spector
Chairman of the Board, President and Chief Executive Officer (Principal executive, financial and accounting officer)

Date: November 14, 2005