Form 10KSB
period 2005-12-31
Millstream II Acquisition CORP
filed 2006-03-30
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51065

MILLSTREAM II ACQUISITION CORPORATION
(Name of small business issuer in its charter)

Delaware	20-1665695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 400, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (610) 975-4909

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Units consisting of one share of Common Stock,
par value $.0001 per share, and two Warrants

Common Stock, par value $.0001 per share

Warrants to purchase shares of Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 24, 2006: $26,734,710

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 as of March 24, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

PART I
Item 1. Description of Business.

Introduction

We are a blank check company formed to serve as a vehicle for the acquisition of an operating business. We were incorporated in Delaware on September 24, 2004. The registration statement for our initial public offering ("the Offering") was declared effective December 17, 2004. On December 23, 2004, we sold 4,100,000 units in the Offering and on December 30, 2004, we sold 500,000 units in the Offering. The total units sold of 4,600,000 includes all of the 600,000 units subject to the underwriters’ overallotment option. Each of our units consists of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $24,691,000 from the Offering.

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

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business or target industry

To date, we have not selected any target business or target industry on which to concentrate our search for a business combination. Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finders fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finders fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry in other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we conduct extensive due diligence reviews encompassing, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

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

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

In connection with the vote required for any business combination, all of our Founders have agreed to vote their 1,000,000 shares of common stock (“Founder Shares”) in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s share of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. As of December 31, 2005, the per-share conversion price would have been $5.31. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in this offering, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the completion of the Offering (June 23, 2006), or within 24 months (December 23, 2006) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.31. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could rank prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.31, plus interest, due to claims of creditors. Arthur Spector, our chairman of the board, chief executive officer and president, has agreed pursuant to agreements with us and EarlyBirdCapital that, if we distribute the proceeds held in the trust account to our public stockholders, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us to the extent they have claims against the funds in our trust account. We cannot assure you, however, that Mr. Spector would be able to satisfy those obligations.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.31 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than $5.31 per share due to claims of creditors. If we liquidate before the completion of a business combination, Arthur Spector, our chairman of the board, chief executive officer and president, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target businesses. However, we cannot assure you that Mr. Spector will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not currently selected any target business or target industry with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Since we have not yet identified a prospective target business or target industry, there is no basis for investors to evaluate the possible merits or risks of the target business’ operations or industry. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

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

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently do not have any further authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options). All of the 1,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

• may significantly reduce the equity interest of stockholders;

• will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

• may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

• default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

• our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Some of our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be dependent solely on a single business and a limited number of products or services.

As of December 31, 2005, we had $24,443,182 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities,

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

	Units
Quarter ended	High	Low
December 31, 2004	$6.49	$5.97

	Units		Common Stock		Warrants
2005	High	Low	High	Low	High	Low
First Quarter	$7.10	$6.36	$5.35	$5.05	$0.92	$0.70
Second Quarter	$6.75	$6.30	$5.60	$5.05	$0.88	$0.68
Third Quarter	$7.00	$6.15	$5.19	$5.00	$0.90	$0.67
Fourth Quarter	$7.19	$6.15	$5.28	$5.08	$0.91	$0.55

	Units		Common Stock		Warrants
2006	High	Low	High	Low	High	Low
First Quarter*	$7.50	$6.95	$5.45	$5.20	$1.15	$0.84
*Through March 24, 2006.

We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 24, 2006, we had 1 holder of record of our units, 6 holders of record of our common stock and 1 holder of record of our warrants.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,691,000, of which $23,736,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $446,326 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $707,412 in interest through December 31, 2005, including deferred interest of $141,416.

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

We consummated our Offering on December 23, 2004. Until consummation of the Offering, all of our activity related to our formation and the Offering. Since December 23, 2004, we have been searching for prospective target businesses to acquire.

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

Net income of $71,666 reported for the year ended December 31, 2005 consists primarily of $57,000 expense for director and officer liability insurance, $90,000 expense for a monthly administrative services agreement, $74,453 for franchise and state capital stock taxes, $84,445 for consulting, legal and accounting expenses, $29,550 for federal income taxes, $114,220 for failed acquisition costs and $50,461 for other expenses. Interest on the trust fund investment was $558,661, excluding $139,578 of deferred interest, and interest earned on the money market account was $13,134.

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

In connection with the Offering, we issued to the underwriters, for $100, an option to purchase up to a total of 300,000 units exercisable at $9.90 per unit. The units issuable upon exercise of this purchase option are identical to the units we sold in the Offering except that the warrants included in the option have an exercise price of $6.25. We estimated that the fair value of this option was approximately $621,000 ($2.07 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.45%, (2) risk-free interest rate of 3.59% and (3) expected life of 5 years.

Off-balance sheet arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 5 to the financial statements for more information.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Millstream II Acquisition Corporation

We have audited the accompanying balance sheet of Millstream II Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005, for the period from September 24, 2004 (inception) to December 31, 2004 and for the period from September 24, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream II Acquisition Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, for the period from September 24, 2004 (inception) to December 31, 2004 and for the period from September 24, 2004 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Millstream II Acquisition Corporation will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation no later than December 23, 2006 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 18, 2006

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$533,658	$941,943
Investments held in trust	24,443,182	23,745,193
Prepaid expenses	26,125	62,125
Deferred income taxes	141,000	-
Total assets	$25,143,965	$24,749,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,388	$44,728
Income taxes payable	106,800	-
Deferred interest	141,416	1,838
Total liabilities	369,604	46,566

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings (deficit) accumulated during development stage	58,607	(13,059)
Total stockholders’ equity	20,029,535	19,957,869

Total liabilities and stockholders’ equity	$25,143,965	$24,749,261

The accompanying notes should be read in conjunction with the financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	September 24, 2004 (Inception) to December 31, 2004	September 24, 2004 (Inception) to December 31, 2005

General and administrative expenses	$470,579	$20,414	$490,993

Operating loss	(470,579)	(20,414)	(490,993)

Other income:
Interest income	13,134	-	13,134
Interest on trust fund investment	558,661	7,355	566,016
Total other income	571,795	7,355	579,150

Income (loss) before income taxes	101,216	(13,059)	88,157

Income tax provision	(29,550)	-	(29,550)

Net income (loss)	$71,666	$(13,059)	$58,607

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	1,550,000	4,770,588

Earnings per common share

Basic and diluted	$.01	$(.01)	$.01

The accompanying notes should be read in conjunction with the financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
					Earnings
					(Deficit)
					Accumulated
				Additional	during the
	Preferred	Common Stock		Paid-In	Development
	Stock	Shares	Amount	Capital	Stage	Total

Sale of 1,000,000 shares of common stock to initial stockholders for an average price of $0.025 per share, as adjusted, on September 24, 2004 (inception)	$-	1,000,000	$100	$24,900	$-	$25,000

Sale of 4,600,000 units to public stockholders, net of underwriters’ discount and offering expenses (includes 919,540 shares subject to possible redemption)	-	4,600,000	460	24,690,194	-	24,690,654

Proceeds subject to possible conversion of 919,540 shares	-	-	-	(4,744,826)	-	(4,744,826)

Proceeds from issuance of option	-	-	-	100	-	100

Net loss for the period September 24, 2004 (inception) to December 31, 2004	-	-	-	-	(13,059)	(13,059)

Balance, December 31, 2004	-	5,600,000	560	19,970,368	(13,059)	19,957,869

Net income for the year ended December 31, 2005	-	-	-	-	71,666	71,666

Balance, December 31, 2005	$-	5,600,000	$560	$19,970,368	$58,607	$20,029,535

The accompanying notes should be read in conjunction with the financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	September 24, 2004 (Inception) to December 31, 2004	September 24, 2004 (Inception) to December 31, 2005
Cash flows from operating activities:
Net income (loss)	$71,666	$(13,059)	$58,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	(698,239)	(9,193)	(707,432)
Decrease (increase) in prepaid expenses	36,000	(62,125)	(26,125)
Increase in deferred income taxes	(141,000)	-	(141,000)
Increase in accounts payable and accrued expenses	109,061	12,327	121,388
Increase in income taxes payable	106,800	-	106,800
Increase in deferred interest	139,578	1,838	141,416
Net cash used in operating activities	(376,134)	(70,212)	(446,346)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(72,649,538)	(23,734,529)	(96,384,067)
Maturity of treasury bills held in trust	72,649,000	-	72,649,000
Decrease (increase) in cash held in trust	788	(1,471)	(683)
Net cash provided by (used in) investing activities	250	(23,736,000)	(23,735,750)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable, stockholder	-	35,000	35,000
Repayment of note payable, stockholder	-	(35,000)	(35,000)
Proceeds from public issuance of 4,600,000 units	-	27,600,000	27,600,000
Proceeds from issuance of option	-	100	100
Payment of costs of public offering	(32,401)	(2,876,945)	(2,909,346)
Net cash (used in) provided by financing activities	(32,401)	24,748,155	24,715,754

Net (decrease) increase in cash and cash equivalents	(408,285)	941,943	533,658
Cash and cash equivalents at beginning of period	941,943	-	-
Cash and cash equivalents at end of period	$533,658	$941,943	$533,658

Supplemental schedule of non-cash financing activity:

Accrual of costs of public offering	$-	$32,401	$-

The accompanying notes should be read in conjunction with the financial statements.

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

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (June 23, 2006), or 24 months from the consummation of the Offering (December 23, 2006) if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period.  This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 5).

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company’s policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk and in a highly rated United States Treasury Bills. At times, the Company has bank balances in excess of federally insured limits.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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

Earnings per Common Share
Basic earnings per share (“EPS”) are computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. This statement is effective for the Company starting January 1, 2006. The Company is currently evaluating the impact of this new standard on the Company’s operating results and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

3. Investments Held in Trust

Investments held in trust at December 31, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,656,000 purchased at a discount of 99.0268% due March 23, 2006 and carried on the Company’s financial statements at $24,442,479, which includes interest of $26,426 and trust cash of $703.

Investments held in trust at December 31, 2004 consisted of two zero coupon United States Treasury Bills with face values of $21,416,000 and $2,611,000 purchased at discounts of 98.7816% and 98.7917%, respectively, due June 23, 2005 and carried on the Company’s financial statements at $23,745,193, which included interest of $9,193 and trust cash of $1,471.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31, 2005	September 24, 2004 (Inception) to December 31, 2004		September 24, 2004 (Inception) to December 31, 2005

Numerator: Net income (loss)	$71,666		$(13,059)	$58,607

Denominator: Average common shares outstanding	5,600,000		1,550,000	4,770,588

Basic and diluted earnings per share	$.01	$	( .01)	$.01

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at December 31, 2005 and 2004 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

5. Stockholders’ Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 16, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

5. Stockholders’ Equity (continued)

The Offering (continued)
the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below).

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $621,000 ($2.07 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.45%, (2) risk-free interest rate of 3.59% and (3) expected life of 5 years. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in January 2005.

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

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2005, no shares of preferred stock have been issued.

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

7. Income taxes

The provision for income taxes consists of the following:

	For the period ended December 31,
	2005	2004
Current federal	$170,550	$-
Deferred federal	(141,000)	-
	$29,550	$-

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the period ended December 31,
	2005	2004
Statutory federal income tax rate	34.0%	(34.0%)
Permanent differences and other	(0.4)	-
(Decrease) increase in valuation allowance	(4.4)	34.0%
Effective income tax rate	29.2%	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2005	2004
Deferred interest income	$48,000	$600
State net operating loss carryforwards	17,400	1,200
Federal net operating loss carryforwards	-	800
Deferred expenses	93,000	3,000
Valuation allowance	(17,400)	(5,600)
Net deferred tax asset	$141,000	$-

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

7. Income taxes (continued)

At December 31, 2005, the Company has a state net operating loss carryforward of approximately $176,000 to offset future taxable income. The net operating loss carryforward expires in 2025. The Company has established a 100% valuation allowance against its deferred tax asset in 2005 and 2004 relating to the state net operating loss carryforward since its income earned on the funds held in the Trust Account are not taxable for state income tax purposes and, at this time, it has no other significant sources of income for state income tax purposes. During 2005, the Company began to generate Federal taxable income and therefore is no longer recording a valuation allowance against the remaining deferred tax assets.

During the year ended December 31, 2005, the Company paid $63,750 in federal income taxes for 2005 and $63,288 to Pennsylvania for 2004 and 2005 franchise tax, which are included in general and administrative expenses.

8. Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder, who is also an officer. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the affiliate $7,500 per month for such services commencing December 17, 2004. The Statement of Operations for the periods ended December 31, 2005 and 2004 include $90,000 and $3,750, respectively, related to this agreement.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Arthur Spector	65	Chairman of the Board, Chief Executive Officer and President
Robert E. Keith, Jr.	64	Director
Don K. Rice	57	Director
Dr. Heinz C. Schimmelbusch	61	Director

Arthur Spector has been our chairman of the board, chief executive officer and president since our inception. Mr. Spector has served as chairman of the board of NationsHealth, Inc. since its inception in August 2003 and served as its chief executive officer and president from August 2003 until August 2004. NationsHealth, Inc. is a Nasdaq listed company that, through its wholly owned subsidiary, NationsHealth L.L.C., provides medical products and pharmacy benefits to Medicare participants and other senior citizens. NationsHealth, Inc. was originally known as Millstream Acquisition Corporation, a blank check company with an objective to acquire an operating business with significant growth potential. In his role with Millstream Acquisition Corporation, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $24.2 million in August 2003. From March 1995 to October 2002, Mr. Spector served as chairman of the board of Neoware Systems, Inc. ("Neoware Systems"), a manufacturer of sophisticated computer appliances and related software, and from May 1996 until June 1997, he also served as its president and chief executive officer. Neoware Systems was originally known as Information Systems Acquisition Corp., a blank check company with an objective to acquire an operating business in the information systems industry. Information Systems Acquisition Corp. was formed in 1992 and from its inception until it merged with Human Designed Systems, Inc., Mr. Spector was its chairman of the board, president and chief executive officer. In this role, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $13.8 million. Mr. Spector has served as a director of Docucorp International, Inc., a public document automation company, since May 1997. Mr. Spector has also been a director of Metallurg Holdings, Inc. and Metallurg, Inc. since July 1998 and has been executive vice president of Metallurg Holdings, Inc. since July 1998 and treasurer since August 2000. He was elected vice chairman of the board of Metallurg Holdings, Inc. and Metallurg, Inc. in November 2002. Metallurg Holdings, Inc. is a holding company of Metallurg, Inc., a company that produces and sells specialty metals, alloys and chemicals. From 1994 to 2002, Mr. Spector served as a director of USDATA Corporation, a global supplier of component-based production software.  Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from The University of Pennsylvania Law School.

In addition to Mr. Spector’s experience described above, he has had extensive experience in mergers and acquisitions and managing private equity funds. Since January 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P., a private equity fund investing primarily in controlling positions in industrial companies in North America and Europe.  From 1995 to 1996, Mr. Spector served as director of acquisitions of Safeguard Scientifics, Inc., a public company that owns controlling interests in and operates numerous private companies.  From 1997 to 1998, Mr. Spector served as a managing director of TL Ventures LLC, whose present successor is TL Ventures L.P., a fund management company organized to manage the day-to-day operations of several of the TL Ventures funds which invest in companies in the internet, software, information technology, communications and life sciences industries.

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

Don K. Rice has been a member of our board of directors since our inception. Mr. Rice was a co-founder and has been a managing partner of RSTW Partners since 1989. RSTW Partners is a privately held firm that, through limited partnerships, invests primarily in the subordinated debt of middle market companies located throughout the United States. Since December 2005, Mr. Rice has also been the chairman of the board, chief executive officer, president and treasurer of Ascend Acquisition Corp., a blank check company that has not yet completed its initial public offering. Prior to forming RSTW Partners, from 1986 to December 1988, Mr. Rice was affiliated with First Texas Merchant Banking Group, a firm which specialized in providing subordinated debt financing, and was its vice president from 1986 to 1988 and president and chief executive officer from May 1988 to December 1988. He was also vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America, from March 1984 to April 1986. Mr. Rice has served as a member of the board of directors of NationsHealth, Inc. since its inception in August 2003. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

Dr. Heinz C. Schimmelbusch has been a member of our board of directors since our inception. Since January 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P. Since July 1998, Dr. Schimmelbusch has served as chairman of the board and a director of Metallurg, Inc. and has served as its chief executive officer since November 2002. He has also served as president, chief executive officer and a director of Metallurg Holdings, Inc. since July 1998. Since June 2003, Dr. Schimmelbusch has served as a member of the board of directors of MMC Norilsk Nickel, a producer of metals, technical sulfur, hard coal and other materials for industrial needs with its securities listed on the London, Moscow and Berlin Stock Exchanges and the Over The Counter Bulletin Board. Dr. Schimmelbusch also served as a member of the board of directors of NationsHealth, Inc. from August 2003 to August 2004. Dr. Schimmelbusch received a graduate degree and Ph.D. in economics from the University of Tübingen, Germany.

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

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to the Reporting Persons were complied with.

Item 10. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing December 17, 2004 and ending upon the acquisition of a target business, we will pay 400 Building LLC, an affiliate of Arthur Spector, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Spector compensation in lieu of salary. No other executive officer or director has a relationship with or interest in 400 Building LLC. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2006, by:

•	each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 24, 2006, 5,600,000 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock(2)
Arthur Spector(3) (4)	397,142	7.1%
Dr. Heinz C. Schimmelbusch(4)	68,572	1.2%
Robert E. Keith, Jr.(4)(5)	68,572	1.2%
Don K. Rice(4)(6)	68,572	1.2%
Spector Family Trust(7)	397,142	7.1%
Sapling, LLC(8)	325,200	5.8%
All directors and executive officers as a group (4 individuals)	602,858	10.8%
___________________________________
(1)	Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.
(2)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(3)	Arthur Spector is our chairman of the board, chief executive officer and president.
(4)	Each of these individuals is a director of ours.
(5)	The business address of Mr. Keith is 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087.
(6)	The business address of Mr. Rice is 517 Fishers Road, Bryn Mawr, Pennsylvania 19010.
(7)
The Spector Family Trust is a trust established by Mr. Spector and his wife for the benefit of his descendents. Adam B. Spector and Jeremy D. Spector, Mr. Spector’s adult sons, are co-trustees of the trust.

(8)	The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

All of the 1,000,000 shares of our common stock owned by our Founders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

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

Pursuant to an escrow agreement between us, our Founders and Continental Stock Transfer & Trust Company, all of the Founder Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	December 17, 2007;

•	our liquidation; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital, Inc. pursuant to which, among other things:

•
each agreed to vote all Founders Shares in accordance with the majority of the holders of our shares of common stock sold in our initial public offering if we solicit approval of our stockholders for a business combination;

•
if we fail to consummate a business combination by June 23, 2006 (or by December 23, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founders Shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of our Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

400 Building LLC, an affiliate of Arthur Spector, has agreed that commencing December 17, 2004 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay 400 Building LLC $7,500 per month for these services. As of December 31, 2005, we have paid 400 Building LLC $93,750.

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

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur Spector (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Spector Family Trust (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dr. Heinz C. Schimmelbusch (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert E. Keith, Jr. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Don K. Rice (1)

10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.7	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.8	Form of Letter Agreement between 400 Building LLC and Registrant regarding administrative support. (1)

10.9	Promissory Note, dated September 29, 2004, in the principal amount of $35,000 issued to Arthur Spector. (1)

10.10	Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.11	Warrant Purchase Agreement among Arthur Spector and EarlyBirdCapital, Inc. (1)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-119937).

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein Golub Kessler LLP acts as our principal accountant. Through September 30, 2005, Goldstein Golub Kessler LLP (“the Firm”) had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. (“RSM”). The Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with this examination.

Other services, which do not include Financial Information Systems Design and Implementation fees, have been provided by TBS or RSM.

The following is a summary of fees paid to our principal accountant for services provided.

Audit Fees

During 2005, our principal accountant charged us $10,093 for services they performed in connection with the audit of our 2004 financial statements and Form 10-KSB filing, and $14,586 for work performed in connection with our Form 10-QSB filings for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We expect to be billed $12,500 - $15,000 in connection with the audit of the December 31, 2005 financial statements. In addition, our principal accountant charged us $1,500 for review of certain issues regarding a potential acquisition.

Our principal accountant charged us $25,000 for services they performed in connection with our initial public offering, including the financial statements included in the Current Report of Form 8-K filed with the Securities and Exchange Commission on December 23, 2004. Of the $25,000 billed for this work, $8,250 was paid in December 2004 and the balance was paid in February 2005.

Audit-Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, RSM charged us $2,630 for preparation of our 2004 federal and state tax returns.

During 2004, RSM did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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
Date: March 30, 2006

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Arthur Spector
Arthur Spector
Chairman, President and Chief Executive Officer (Principal executive and financial and accounting officer)
Date: March 30, 2006

/s/ Robert E. Keith, Jr.
Robert E. Keith, Jr.
Director
Date: March 30, 2006

/s/ Don K. Rice
Don K. Rice
Director
Date: March 30, 2006

/s/ Dr. Heinz Schimmelbusch
Dr. Heinz Schimmelbusch
Director
Date: March 30, 2006