Form 10QSB
period 2006-03-31
Millstream II Acquisition CORP
filed 2006-05-12
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 common shares as of May 12, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$434,658	$533,658
Investments held in trust	24,692,740	24,443,182
Prepaid expenses	14,125	26,125
Deferred income taxes	213,700	141,000
Total assets	$25,355,223	$25,143,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,747	$121,388
Income taxes payable	184,800	106,800
Deferred interest	191,352	141,416
Total liabilities	568,899	369,604

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings accumulated during development stage	70,570	58,607
Total stockholders’ equity	20,041,498	20,029,535

Total liabilities and stockholders’ equity	$25,355,223	$25,143,965

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	September 24, 2004 (Inception) to March 31, 2006

General and administrative expenses	$184,179	$79,825	$675,172
Operating loss	(184,179)	(79,825)	(675,172)
Other income:
Interest income	2,571	4,627	15,705
Interest on trust fund investment	199,871	107,275	765,887
Total other income	202,442	111,902	781,592
Income before income taxes	18,263	32,077	106,420
Income tax provision	(6,300)	(8,800)	(35,850)
Net income	$11,963	$23,277	$70,570

Weighted average shares of common
stock outstanding
Basic and diluted	5,600,000	5,600,000	4,906,557

Earnings per common share
Basic and diluted	$.00	$.00	$.01

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	September 24, 2004 (Inception) to March 31, 2006

Cash flows from operating activities:
Net income	$11,963	$23,277	$70,570
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(249,808)	(134,076)	(957,240)
Decrease (increase) in prepaid expenses	12,000	17,955	(14,125)
Increase in deferred income taxes	(72,700)	-	(213,700)
Increase in accounts payable and accrued expenses	71,359	31,912	192,747
Increase in income taxes payable	78,000	-	184,800
Increase in deferred interest	49,936	26,801	191,352
Net cash used in operating activities	(99,250)	(34,131)	(545,596)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(24,656,313)	-	(121,040,380)
Maturity of treasury bills held in trust	24,656,000	-	97,305,000
Decrease (increase) in cash held in trust	563	250	(120)
Net cash provided by (used in) investing activities	250	250	(23,735,500)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(99,000)	(66,282)	434,658
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$434,658	$875,661	$434,658

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005, and for the period from September 24, 2004 (inception) to March 31, 2006 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

3. Investments Held in Trust

Investments held in trust at March 31, 2006 consist of a zero coupon United States Treasury Bill with a face value of $24,940,000 purchased at a discount of 98.8625% due June 23, 2006 and carried on the Company’s financial statements at $24,692,740, which includes interest of $36,282 and trust cash of $144.

Investments held in trust at December 31, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,656,000 purchased at a discount of 99.0268% due March 23, 2006 and carried on the Company’s financial statements at $24,443,182, which includes interest of $26,426 and trust cash of $703.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	September 24, 2004 (Inception) to March 31, 2006

Numerator: Net income	$11,963	$23,277	$70,570

Denominator: Average common shares outstanding	5,600,000	5,600,000	4,906,557

Basic and diluted earnings per share	$.00	$.00	$.01

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at March 31, 2006 and 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

The Offering (continued)
of 5 years. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in January 2005.

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

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2006, no shares of preferred stock have been issued.

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

Item 2. Plan of Operation.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our report on Form 10-KSB as filed on March 30, 2006. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has growth potential. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our Offering on December 23, 2004. Until consummation of the Offering, all of our activity related to our formation and the Offering. Since December 23, 2004, we have been searching for prospective target businesses to acquire.

Net income of $11,963 reported for the quarter ended March 31, 2006 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $20,000 for franchise and state capital stock taxes, $118,979 for legal and accounting, $6,300 for federal income taxes and $8,450 for other expenses. Interest on the trust fund investment was $199,871, excluding $49,936 of deferred interest, and interest earned on the money market account was $2,571.

Net income of $23,277 reported for the quarter ended March 31, 2005 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $17,215 for franchise and state capital stock taxes, $14,147 for legal and accounting, $8,800 for federal income taxes and $11,713 for other expenses. Interest on the trust fund investment was $107,275, excluding $26,801 of deferred interest, and interest earned on the money market account was $4,627.

Net income of $70,570 reported for the period from September 24, 2004 (inception) to March 31, 2006 consists primarily of $73,625 expense for director and officer liability insurance, $116,250 expense for a monthly administrative services agreement, $106,139 for franchise and state capital stock taxes, $203,424 for legal and accounting, $35,850 for federal and state income taxes, $114,220 for failed acquisition costs and $61,514 for other expenses. Interest on the trust fund investment was $765,887, excluding $191,352 of deferred interest, and interest earned on the money market account was $15,705.

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

Item 3. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date: May 12, 2006