Form 10QSB
period 2006-06-30
Millstream II Acquisition CORP
filed 2006-08-14
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 common shares as of August 14, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$270,813	$533,658
Investments held in trust	24,978,034	24,443,182
Prepaid expenses and other current assets	29,639	26,125
Deferred income taxes	216,700	141,000
Total assets	$25,495,186	$25,143,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,354	$121,388
Income taxes payable	207,500	106,800
Deferred interest	248,383	141,416
Total liabilities	632,237	369,604

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings accumulated during development stage	147,195	58,607
Total stockholders’ equity	20,118,123	20,029,535

Total liabilities and stockholders’ equity	$25,495,186	$25,143,965

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	September 24, 2004 (Inception) to June 30, 2006

General and administrative expenses	$72,299	$72,472	$256,478	$152,297	$747,471

Operating loss	(72,299)	(72,472)	(256,478)	(152,297)	(747,471)

Other income:
Interest income	2,360	3,238	4,931	7,865	18,065
Interest on trust fund investment	228,264	127,438	428,135	234,713	994,151
Total other income	230,624	130,676	433,066	242,578	1,012,216

Income before income taxes	158,325	58,204	176,588	90,281	264,745

Income tax provision	(81,700)	(26,200)	(88,000)	(35,000)	(117,550)

Net income	$76,625	$32,004	$88,588	$55,281	$147,195

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156

Earnings per common share

Basic and diluted	$.01	$.01	$.02	$.01	$.03

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	September 24, 2004 (Inception) to June 30, 2006
Cash flows from operating activities:
Net income	$88,588	$55,281	$147,195
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(535,102)	(293,354)	(1,242,534)
(Increase) decrease in prepaid expenses and other current assets	(3,514)	34,750	(29,639)
Increase in deferred income taxes	(75,700)	-	(216,700)
Increase in accounts payable and accrued expenses	54,966	65,413	176,354
Increase in income taxes payable	100,700	-	207,500
Increase in deferred interest	106,967	58,641	248,383
Net cash used in operating activities	(263,095)	(79,269)	(709,441)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(49,596,365)	(24,027,946)	(145,980,432)
Maturity of treasury bills held in trust	49,596,000	24,027,000	122,245,000
Decrease (increase) in cash held in trust	615	1,196	(68)
Net cash provided by (used in) investing activities	250	250	(23,735,500)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(262,845)	(111,420)	270,813
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$270,813	$830,523	$270,813

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, and for the period from September 24, 2004 (inception) to June 30, 2006 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering ("the Offering") was declared effective on December 17, 2004. The Company consummated the Offering, including the over-allotment option, on December 23, 2004 and December 30, 2004, respectively, and raised total net proceeds of approximately $24,691,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $23,736,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested only in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in United States Treasury Bills, which have been accounted for as trading securities (see Note 4). The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

2. Organization and Business Operations (continued)

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (June 23, 2006), or 24 months from the consummation of the Offering (December 23, 2006) if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period.  This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 6).

3. Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

4. Investments Held in Trust

Investments held in trust at June 30, 2006 consist of a zero coupon United States Treasury Bill with a face value of $25,029,000 purchased at a discount of 99.6446% due July 20, 2006 and carried on the Company’s financial statements at $24,978,034, which includes interest of $37,889 and trust cash of $93.

Investments held in trust at December 31, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,656,000 purchased at a discount of 99.0268% due March 23, 2006 and carried on the Company’s financial statements at $24,443,182, which includes interest of $26,426 and trust cash of $703.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	September 24, 2004 (Inception) to June 30, 2006

Numerator: Net income	$76,625	$32,004	$88,588	$55,281	$147,195

Denominator: Average common shares outstanding	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156

Basic and diluted earnings per share	$.01	$.01	$.02	$.01	$.03

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at June 30, 2006 and 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

6. Stockholders’ Equity

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

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $621,000 ($2.07 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.45%, (2) risk-free interest rate of 3.59% and (3) expected life

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

6. Stockholders’ Equity (continued)

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

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2006, no shares of preferred stock have been issued.

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

8. Subsequent Event

On August 11, 2006, the Company entered into a definitive merger agreement with Specialty Surfaces International, Inc. d/b/a Sprinturf (“Sprinturf”), a privately held company based in Wayne, Pennsylvania that is a leading developer, marketer and installer of synthetic turf systems for athletic fields and other related products for residential and commercial landscaping applications.  Upon consummation of the merger, the Company will change its name to Sprinturf Corporation.  As a result of the merger, the shareholder of Sprinturf will receive (i) $10,000,000 in cash, (ii) 4,166,667 shares of the common stock of the Company, representing 42.7% of the common shares of the combined entity, (iii) if the value of the 4,166,667 shares is less than $25,000,000, or $6.00 per share, measured two days prior to closing, then an amount to be paid in cash equal to the difference between $6.00 per share less the market price per share, measured two days prior to closing,  multiplied by 4,166,667 shares, not to exceed $2,000,000; and (iv) an amount of delayed consideration to be paid in cash equal to 2% of the increase in Sprinturf’s annual net sales for the fiscal years ended December 31, 2007, 2008 and 2009 over Sprinturf’s net sales for the immediately preceding fiscal year not to exceed $600,000 per annum.  750,000 of the Company’s shares to be issued to Sprinturf’s stockholder will be placed in escrow to secure the Company’s indemnity rights under the merger agreement.  The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by the Company’s stockholders.  In addition, as the merger will constitute a Business Combination, in order for the Company to consummate the merger, holders of less than 20% of the shares of the Company’s common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the Trust Account.

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

Net income of $76,625 reported for the quarter ended June 30, 2006 consists primarily of $14,336 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $20,000 for franchise and state capital stock taxes, $5,644 for legal and accounting, $81,700 for federal income taxes, which includes the tax effects of a permanent difference of $81,300 for expense associated with the merger (Note 8) that is required to be capitalized for federal tax purposes, and $9,819 for other expenses. Interest on the trust fund investment was $228,264, excluding $57,031 of deferred interest, and interest earned on the money market account was $2,360.

Net income of $32,004 reported for the quarter ended June 30, 2005 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $17,213 for franchise and state capital stock taxes, $4,904 for legal and accounting, $26,200 for federal income taxes and $13,605 for other expenses. Interest on the trust fund investment was $127,438, excluding $31,840 of deferred interest, and interest earned on the money market account was $3,238.

Net income of $88,588 reported for the six months ended June 30, 2006 consists primarily of $28,586 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $40,000 for franchise and state capital stock taxes, $124,623 for legal and accounting, $88,000 for federal income taxes, which includes the tax effects of a permanent difference of $81,300 for expense associated with the merger (Note 8) that is required to be capitalized for federal tax purposes, and $18,269 for other expenses. Interest on the trust fund investment was $428,135, excluding $106,967 of deferred interest, and interest earned on the money market account was $4,931.

Net income of $55,281 reported for the six months ended June 30, 2005 consists primarily of $28,500 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $34,428 for franchise and state capital stock taxes, $19,051 for legal and accounting, $35,000 for federal income taxes and $25,318 for other expenses. Interest on the trust fund investment was $234,713, excluding $58,641 of deferred interest, and interest earned on the money market account was $7,865.

Net income of $147,195 reported for the period from September 24, 2004 (inception) to June 30, 2006 consists primarily of $87,961 expense for director and officer liability insurance, $138,750 expense for a monthly administrative services agreement, $126,139 for franchise and state capital stock taxes, $209,068 for legal and accounting, $117,550 for federal income taxes, which includes the tax effects of a permanent difference of $81,300 for expense associated with the merger (Note 8) that is required to be capitalized for federal tax purposes, $114,220 for failed acquisition costs and $71,333 for other expenses. Interest on the trust fund investment was $994,151, excluding $248,383 of deferred interest, and interest earned on the money market account was $18,065.

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

Off-balance sheet arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 6 to the financial statements for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date: August 14, 2006