Form 10QSB/A
period 2006-03-31
Millstream II Acquisition CORP
filed 2006-11-14
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Millstream II Acquisition Corp.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission on May 12, 2006 (the “Original Form 10-QSB”), to amend the financial information included in such report to provide proper accounting for a legal retainer billed and expensed in the first quarter that was subsequently determined to consist of both expense and deferred items when the related support was received from the law firm in the third quarter.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatement described above:

Part 1 - Item 1. Financial Statements

Part 1 - Item 2. Plan of Operations

	March 31, 2006
	As Previously Reported	As Restated

Assets	$25,355,223	$25,406,748

Liabilities	568,899	563,999

Common stock subject to conversion	4,744,826	4,744,826

Stockholders’ equity	20,041,498	20,097,923

	Quarter Ended March 31, 2006		Period from September 24, 2004 (inception) to March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income	$11,963	$68,388	$70,570	$126,995

Average common shares outstanding	5,600,000	5,600,000	4,906,557	4,906,557

Earnings per share	$.00	$.01	$.01	$.03

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chairman, Chief Executive Officer and President that are attached to this Form 10-QSB/A as Exhibits 31 and 32.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of May 12, 2006, and we have not updated or modified such report for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our regular subsequent filings.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	Restated (Unaudited) March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$434,658	$533,658
Investments held in trust	24,692,740	24,443,182
Prepaid expenses	99,650	26,125
Deferred income taxes	179,700	141,000
Total assets	$25,406,748	$25,143,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,747	$121,388
Income taxes payable	179,900	106,800
Deferred interest	191,352	141,416
Total liabilities	563,999	369,604

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings accumulated during development stage	126,995	58,607
Total stockholders’ equity	20,097,923	20,029,535
Total liabilities and stockholders’ equity	$25,406,748	$25,143,965

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Restated Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Restated September 24, 2004 (Inception) to March 31, 2006

General and administrative expenses	$98,654	$79,825	$589,647

Operating loss	(98,654)	(79,825)	(589,647)

Other income:
Interest income	2,571	4,627	15,705
Interest on trust fund investment	199,871	107,275	765,887
Total other income	202,442	111,902	781,592

Income before income taxes	103,788	32,077	191,945

Income tax provision	(35,400)	(8,800)	(64,950)

Net income	$68,388	$23,277	$126,995

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	5,600,000	4,906,557

Earnings per common share

Basic and diluted	$.01	$.00	$.03

See accompanying notes to unaudited financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Restated Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Restated September 24, 2004 (Inception) to March 31, 2006
Cash flows from operating activities:
Net income	$68,388	$23,277	$126,995
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(249,808)	(134,076)	(957,240)
Decrease (increase) in prepaid expenses	(73,525)	17,955	(99,650)
Increase in deferred income taxes	(38,700)	-	(179,700)
Increase in accounts payable and accrued expenses	71,359	31,912	192,747
Increase in income taxes payable	73,100	-	179,900
Increase in deferred interest	49,936	26,801	191,352
Net cash used in operating activities	(99,250)	(34,131)	(545,596)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(24,656,313)	-	(121,040,380)
Maturity of treasury bills held in trust	24,656,000	-	97,305,000
Decrease (increase) in cash held in trust	563	250	(120)
Net cash provided by (used in) investing activities	250	250	(23,735,500)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(99,000)	(66,282)	434,658
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$434,658	$875,661	$434,658

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Restated Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Restated September 24, 2004 (Inception) to March 31, 2006

Numerator: Net income	$68,388	$23,277	$126,995

Denominator: Average common shares outstanding	5,600,000	5,600,000	4,906,557

Basic and diluted earnings per share	$.01	$.00	$.03

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

5. Stockholders’ Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 16, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The Company may be unable to deliver any securities upon exercise of the Warrants, including the Warrants underlying the underwriter's option, if a registration statement is not effective with respect to the common stock underlying such warrants at the time of the exercise.  If the Company is unable to delivery any securities pursuant to the exercise of the warrants, including the warrants underlying the underwriter's option, the Company will have no obligation to pay registered warrant holders any cash or otherwise "net cash settle" the warrants.  As a result the warrants may expire worthless.

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)
7. Restatement

The Company is amending its Form 10-QSB previously filed on May 12, 2006 to amend the financial information included in such report to provide proper accounting for a legal retainer billed and expensed in the first quarter that was subsequently determined to consist of both expense and deferred items when the related support was received from the law firm in the third quarter.

The effect of the restatement is as follows:

	March 31, 2006
	As Previously Reported	As Restated

Assets	$25,355,223	$25,406,748

Liabilities	568,899	563,999

Common stock subject to conversion	4,744,826	4,744,826

Stockholders’ equity	20,041,498	20,097,923

	Quarter Ended March 31, 2006		Period from September 24, 2004 (inception) to March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income	$11,963	$68,388	$70,570	$126,995

Average common shares outstanding	5,600,000	5,600,000	4,906,557	4,906,557

Earnings per share	$.00	$.01	$.01	$.03

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

Net income of $68,388 reported for the quarter ended March 31, 2006 consists primarily of $14,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $20,000 for franchise and state capital stock taxes, $33,454 for legal and accounting, $35,400 for federal income taxes and $8,450 for other expenses. Interest on the trust fund investment was $199,871, excluding $49,936 of deferred interest, and interest earned on the money market account was $2,571.

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

Net income of $126,995 reported for the period from September 24, 2004 (inception) to March 31, 2006 consists primarily of $73,625 expense for director and officer liability insurance, $116,250 expense for a monthly administrative services agreement, $106,139 for franchise and state capital stock taxes, $117,899 for legal and accounting, $64,950 for federal and state income taxes, $114,220 for failed acquisition costs and $61,514 for other expenses. Interest on the trust fund investment was $765,887, excluding $191,352 of deferred interest, and interest earned on the money market account was $15,705.

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

Date: November 14, 2006