Form 10QSB/A
period 2006-06-30
Millstream II Acquisition CORP
filed 2006-11-14
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Millstream II Acquisition Corp.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 14, 2006 (the “Original Form 10-QSB”), to amend the financial information included in such report to provide proper accounting for a legal retainer billed and expensed in the first quarter that was subsequently determined to consist of both expense and deferred items when the related support was received from the law firm in the third quarter.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatement described above:

Part 1 - Item 1. Financial Statements

Part 1 - Item 2. Plan of Operations

	June 30, 2006
	As Previously Reported	As Restated

Assets	$25,495,186	$25,551,567

Liabilities	632,237	623,737

Common stock subject to conversion	4,744,826	4,744,826

Stockholders’ equity	20,118,123	20,183,004

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006		Period from September 24, 2004 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income	$76,625	$85,081	$88,588	$153,469	$147,195	$212,076

Average common shares outstanding	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156	5,005,156

Earnings per share	$.01	$.02	$.02	$.03	$.03	$.04

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chairman, Chief Executive Officer and President that are attached to this Form 10-QSB/A as Exhibits 31 and 32.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of August 14, 2006, and we have not updated or modified such report for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our regular subsequent filings.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	Restated (Unaudited) June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$270,813	$533,658
Investments held in trust	24,978,034	24,443,182
Prepaid expenses and other current assets	50,573	26,125
Deferred income taxes	216,700	141,000
Total current assets	25,532,520	25,143,965

Deferred acquisition costs	35,447	-
Total assets	$25,551,567	$25,143,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,354	$121,388
Income taxes payable	199,000	106,800
Deferred interest	248,383	141,416
Total liabilities	623,737	369,604

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings accumulated during development stage	212,076	58,607
Total stockholders’ equity	20,183,004	20,029,535

Total liabilities and stockholders’ equity	$25,551,567	$25,143,965

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Restated Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Restated Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Restated September 24, 2004 (Inception) to June 30, 2006

General and administrative expenses	$101,443	$72,472	$200,097	$152,297	$691,090

Operating loss	(101,443)	(72,472)	(200,097)	(152,297)	(691,090)

Other income:
Interest income	2,360	3,238	4,931	7,865	18,065
Interest on trust fund investment	228,264	127,438	428,135	234,713	994,151
Total other income	230,624	130,676	433,066	242,578	1,012,216

Income before income taxes	129,181	58,204	232,969	90,281	321,126

Income tax provision	(44,100)	(26,200)	(79,500)	(35,000)	(109,050)

Net income	$85,081	$32,004	$153,469	$55,281	$212,076

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156

Earnings per common share

Basic and diluted	$.02	$.01	$.03	$.01	$.04

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Restated Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Restated September 24, 2004 (Inception) to June 30, 2006
Cash flows from operating activities:
Net income	$153,469	$55,281	$212,076
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(535,102)	(293,354)	(1,242,534)
(Increase) decrease in prepaid expenses and other current assets	(24,448)	34,750	(50,573)
Increase in deferred income taxes	(75,700)	-	(216,700)
Increase in accounts payable and accrued expenses	20,588	65,413	141,976
Increase in income taxes payable	92,200	-	199,000
Increase in deferred interest	106,967	58,641	248,383
Net cash used in operating activities	(262,026)	(79,269)	(708,372)

Cash flows from investing activities:
Payments of acquisition costs	(1,069)	-	(1,069)
Purchase of treasury bills held in trust	(49,596,365)	(24,027,946)	(145,980,432)
Maturity of treasury bills held in trust	49,596,000	24,027,000	122,245,000
Decrease (increase) in cash held in trust	615	1,196	(68)
Net cash (used in) provided by investing activities	(819)	250	(23,736,569)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(262,845)	(111,420)	270,813
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$270,813	$830,523	$270,813
Supplemental disclosure of non-cash investing activities:
Accrued acquisition costs	$ 34,378	-	$ 34,378

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)
5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Restated Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Restated Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Restated September 24, 2004 (Inception) to June 30, 2006

Numerator: Net income	$85,081	$32,004	$153,469	$55,281	$212,076

Denominator: Average common Shares outstanding	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156

Basic and diluted earnings per share	$.02	$.01	$.03	$.01	$.04

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)
8. Subsequent Event

On August 11, 2006, the Company entered into a definitive merger agreement with Specialty Surfaces International, Inc. t/a Sprinturf (“Sprinturf”), a privately held company based in Wayne, Pennsylvania that is a leading developer, marketer and installer of synthetic turf systems for athletic fields and other related products for residential and commercial landscaping applications.  Upon consummation of the merger, the Company will change its name to Sprinturf Corporation.  As a result of the merger, the shareholder of Sprinturf will receive (i) $10,000,000 in cash, (ii) 4,166,667 shares of the common stock of the Company, representing 42.7% of the common shares of the combined entity, (iii) if the value of the 4,166,667 shares is less than $25,000,000, or $6.00 per share, measured two days prior to closing, then an amount to be paid in cash equal to the difference between $6.00 per share less the market price per share, measured two days prior to closing,  multiplied by 4,166,667 shares, not to exceed $2,000,000; and (iv) an amount of delayed consideration to be paid in cash equal to 2% of the increase in Sprinturf’s annual net sales for the fiscal years ended December 31, 2007, 2008 and 2009 over Sprinturf’s net sales for the immediately preceding fiscal year not to exceed $600,000 per annum.  750,000 of the Company’s shares to be issued to Sprinturf’s stockholder will be placed in escrow to secure the Company’s indemnity rights under the merger agreement.  The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by the Company’s stockholders.  In addition, as the merger will constitute a Business Combination, in order for the Company to consummate the merger, holders of less than 20% of the shares of the Company’s common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the Trust Account.

9. Restatement

The Company is amending its Form 10-QSB previously filed on August 14, 2006 to amend the financial information included in such report to provide proper accounting for a legal retainer billed and expensed in the first quarter that was subsequently determined to consist of both expense and deferred items when the related support was received from the law firm in the third quarter.

The effect of the restatement is as follows:

	June 30, 2006
	As Previously Reported	As Restated

Assets	$25,495,186	$25,551,567

Liabilities	632,237	623,737

Common stock subject to conversion	4,744,826	4,744,826

Stockholders’ equity	20,118,123	20,183,004

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006		Period from September 24, 2004 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income	$76,625	$85,081	$88,588	$153,469	$147,195	$212,076

Average common shares outstanding	5,600,000	5,600,000	5,600,000	5,600,000	5,005,156	5,005,156

Earnings per share	$.01	$.02	$.02	$.03	$.03	$.04

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

Net income of $85,081 reported for the quarter ended June 30, 2006 consists primarily of $14,336 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $20,000 for franchise and state capital stock taxes, $34,787 for legal and accounting, $44,100 for federal income taxes and $9,820 for other expenses. Interest on the trust fund investment was $228,264, excluding $57,031 of deferred interest, and interest earned on the money market account was $2,360.

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

Net income of $153,469 reported for the six months ended June 30, 2006 consists primarily of $28,586 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $40,000 for franchise and state capital stock taxes, $68,242 for legal and accounting, $79,500 for federal income taxes and $18,269 for other expenses. Interest on the trust fund investment was $428,135, excluding $106,967 of deferred interest, and interest earned on the money market account was $4,931.

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

Net income of $212,076 reported for the period from September 24, 2004 (inception) to June 30, 2006 consists primarily of $87,961 expense for director and officer liability insurance, $138,750 expense for a monthly administrative services agreement, $126,139 for franchise and state capital stock taxes, $152,687 for legal and accounting, $109,050 for federal income taxes, $114,220 for failed acquisition costs and $71,333 for other expenses. Interest on the trust fund investment was $994,151, excluding $248,383 of deferred interest, and interest earned on the money market account was $18,065.

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