Form 10QSB
period 2006-09-30
Millstream II Acquisition CORP
filed 2006-11-14
CIK 1304562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,600,000 common shares as of November 14, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$153,573	$533,658
Investments held in trust	25,282,491	24,443,182
Prepaid expenses and other current assets	92,595	26,125
Deferred income taxes	254,300	141,000
Total current assets	25,782,959	25,143,965

Deferred acquisition costs	310,515	-
Total assets	$26,093,474	$25,143,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$361,398	$121,388
Income taxes payable	310,443	106,800
Deferred interest	309,243	141,416
Total liabilities	981,084	369,604

Commitment

Common stock, subject to possible conversion, 919,540 shares at conversion value	4,744,826	4,744,826

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 15,000,000 shares; issued and outstanding 5,600,000 shares (which includes 919,540 shares subject to possible conversion)	560	560
Additional paid-in capital	19,970,368	19,970,368
Retained earnings accumulated during development stage	396,636	58,607
Total stockholders’ equity	20,367,564	20,029,535
Total liabilities and stockholders’ equity	$26,093,474	$25,143,965

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2006

General and administrative expenses	$(34,621)	$140,323	$165,476	$292,620	$656,469

Operating income (loss)	34,621	(140,323)	(165,476)	(292,620)	(656,469)

Other income:
Interest income	1,443	2,500	6,374	10,365	19,508
Interest on trust fund investment	243,596	155,699	671,731	390,412	1,237,747
Total other income	245,039	158,199	678,105	400,777	1,257,255

Income before income taxes	279,660	17,876	512,629	108,157	600,786

Income tax provision	(95,100)	(7,950)	(174,600)	(42,950)	(204,150)

Net income	$184,560	$9,926	$338,029	$65,207	$396,636

Weighted average shares of common
stock outstanding

Basic and diluted	5,600,000	5,600,000	5,600,000	5,600,000	5,079,918

Earnings per common share

Basic and diluted	$.03	$.00	$.06	$.01	$.08

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2006
Cash flows from operating activities:
Net income	$338,029	$65,207	$396,636
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(839,559)	(487,954)	(1,546,991)
(Increase) decrease in prepaid expenses and other current assets	(66,470)	8,950	(92,595)
Increase in deferred income taxes	(113,300)	-	(254,300)
Increase in accounts payable and accrued expenses	22,520	35,832	143,908
Increase in income taxes payable	203,643	-	310,443
Increase in deferred interest	167,827	97,542	309,243
Net cash used in operating activities	(287,310)	(280,423)	(733,656)

Cash flows from investing activities:
Payments of acquisition costs	(93,025)	-	(93,025)
Purchase of treasury bills held in trust	(99,746,599)	(48,233,485)	(196,130,666)
Maturity of treasury bills held in trust	99,747,000	48,233,000	172,396,000
(Increase) decrease in cash held in trust	(151)	735	(834)
Net cash (used in) provided by investing activities	(92,775)	250	(23,828,525)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(380,085)	(312,574)	153,573
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$153,573	$629,369	$153,573

Supplemental disclosure of non-cash investing activities:
Accrued acquisition costs	$217,490	-	$217,490

See accompanying notes to unaudited condensed financial statements.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, and for the period from September 24, 2004 (inception) to September 30, 2006 are unaudited and include the accounts of Millstream II Acquisition Corporation (a corporation in the development stage) (the “Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. The Company commenced operations effective September 24, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (the “Offering") was declared effective on December 17, 2004. The Company consummated the Offering, including the over-allotment option, on December 23, 2004 and December 30, 2004, respectively, and raised total net proceeds of approximately $24,691,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $23,736,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested only in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in United States Treasury Bills, which have been accounted for as trading securities (see Note 4). The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

4. Investments Held in Trust

Investments held in trust at September 30, 2006 consist of a zero coupon United States Treasury Bill with a face value of $25,312,000 purchased at a discount of 99.2471% due October 12, 2006 and carried on the Company’s financial statements at $25,282,491, which includes interest of $160,194 and trust cash of $866.

Investments held in trust at December 31, 2005 consist of a zero coupon United States Treasury Bill with a face value of $24,656,000 purchased at a discount of 99.0268% due March 23, 2006 and carried on the Company’s financial statements at $24,443,182, which includes interest of $26,426 and trust cash of $703.

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2006

Numerator: Net income	$184,560	$9,926	$338,029	$65,207	$396,636

Denominator: Average common Shares outstanding	5,600,000	5,600,000	5,600,000	5,600,000	5,079,918

Basic and diluted earnings per share	$.03	$.00	$.06	$.01	$.08

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with underlying warrants at $6.25 per share), respectively, that were outstanding at September 30, 2006 and 2005 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

6. Stockholders’ Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 16, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters of its IPO to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The Company may be unable to deliver any securities upon exercise of the Warrants, including the Warrants underlying the underwriter's option, if a registration statement is not effective with respect to the common stock underlying such warrants at the time of the exercise.  If the Company is unable to delivery any securities pursuant to the exercise of the warrants, including the warrants underlying the underwriter's option, the Company will have no obligation to pay registered warrant holders any cash or otherwise "net cash settle" the warrants.  As a result the warrants may expire worthless.

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

The Offering (continued)
of five years. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $6.25 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in January 2005.

Common Stock
The Company’s Initial Stockholders purchased 347,500 common shares for $24,947 and 527,500 common shares for $53 on September 29, 2004. On December 7, 2004, the Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,000,000. All references in the accompanying financial statements to the number of shares of common stock outstanding for the Initial Stockholders have been retroactively restated to reflect this transaction.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2006, no shares of preferred stock have been issued.

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

7. Merger

On August 11, 2006, the Company entered into a definitive merger agreement with Specialty Surfaces International, Inc. d/b/a Sprinturf (“Sprinturf”), a privately held company based in Wayne, Pennsylvania that is a leading developer, marketer and installer of synthetic turf systems for athletic fields and other related products for residential and commercial landscaping applications.  Upon consummation of the merger, the Company will change its name to Sprinturf Corporation.  As a result of the merger, the shareholder of Sprinturf will receive (i) $10,000,000 in cash, (ii) 4,166,667 shares of the common stock of the Company, representing 42.7% of the common shares of the combined entity, (iii) if the value of the 4,166,667 shares is less than $25,000,000, or $6.00 per share, measured two days prior to closing, then an amount to be paid in cash equal to the difference between $6.00 per share less the market price per share, measured two days prior to closing,  multiplied by 4,166,667 shares, not to exceed $2,000,000; and (iv) an amount of delayed consideration to be paid in cash equal to 2% of the increase in

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

7. Merger (continued)

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

On August 23, 2006, the Company filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Proxy Statement is for a special meeting of the Company’s stockholders at which the stockholders will vote on the merger, the amendment and restatement of the Company’s certificate of incorporation and the adoption of a stock incentive plan. Assuming that the Company receives the requisite vote of its stockholders, the Company anticipates consummating the merger promptly after the date of this special meeting of stockholders. An amendment to the Preliminary Proxy Statement on Schedule 14A was filed on October 10, 2006.

Through September 30, 2006, the Company incurred $310,515 of costs relating to the merger.

Should the Company be unable to effect the merger within the appropriate timetable and the Company liquidates, cash on the balance sheet would first be used to liquidate any outstanding payable amounts. If such funds are insufficient, the Company anticipates that assets held in the Trust Account will be used to pay for the expenses of the dissolution and liquidation. An officer and initial stockholder has agreed to indemnify the Company for losses it may suffer to the extent that the proceeds from the Trust Account are reduced by the claims of various vendors that are owed money by the Company for services rendered or products sold to it, however, should the individual be unable to satisfy those obligations, the Trust Account would be further reduced.

8. Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder, who is also an officer. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the affiliate $7,500 per month for such services commencing December 17, 2004. Effective October 1, 2006, payment for these services has ceased but will continue to accrue. Payment will not be made until the merger is successfully consummated.

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

We were formed on September 24, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has growth potential. We intend to utilize the proceeds of our initial public offering (“IPO”), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our Offering on December 23, 2004. Until consummation of the Offering, all of our activity related to our formation and the Offering. Since December 23, 2004, all of our activity related to searching for a target businesses to acquire and consummating the acquisition.

Net income of $184,560 reported for the quarter ended September 30, 2006 consists primarily of $14,763 for director and officer liability insurance, $22,500 for a monthly administrative services agreement, $5,000 for franchise and state capital stock taxes, $7,200 for legal and accounting fees, $95,100 for federal income taxes and $5,459 for other expenses. A franchise tax refund of $61,543 was recorded as a credit in expense following completion of the tax returns and the determination that too much was paid in prior years, and $18,000 of 2006 overpayments and $10,000 of accruals expensed in prior quarters were reversed in the current quarter. Interest on the trust fund investment was $243,596, excluding $60,861 of deferred interest, and interest earned on the money market account was $1,443.

Net income of $9,926 reported for the quarter ended September 30, 2005 consists primarily of $14,250 for director and officer liability insurance, $22,500 for a monthly administrative services agreement, $10,500 for franchise and state capital stock taxes, $5,096 for legal and accounting fees, $7,950 for federal and state income taxes, $64,082 for failed acquisition costs and $23,895 for other expenses. Interest on the trust fund investment was $155,699, excluding $38,801 of deferred interest, and interest earned on the money market account was $2,500.

Net income of $338,029 reported for the nine months ended September 30, 2006 consists primarily of $43,349 for director and officer liability insurance, $67,500 for a monthly administrative services agreement, $17,000 for franchise and state capital stock taxes, $75,441 for legal and accounting fees, $174,600 for federal income taxes, and $23,729 for other expenses. In addition, a credit of $61,543 was recorded for refunds of state franchise tax for amounts paid in prior years in excess of amounts due on completed returns. Interest on the trust fund investment was $671,731, excluding $167,828 of deferred interest, and interest earned on the money market account was $6,374.

Net income of $65,207 reported for the nine months ended September 30, 2005 consists primarily of $42,750 for director and officer liability insurance, $67,500 for a monthly administrative services agreement, $44,928 for franchise and state capital stock taxes, $24,147 for legal and accounting fees, $42,950 for federal and state income taxes, $64,082 for failed acquisition costs and $49,213 for other expenses. Interest on the trust fund investment was $390,412, excluding $97,542 of deferred interest, and interest earned on the money market account was $10,365.

Net income of $396,636 reported for the period from September 24, 2004 (inception) to September 30, 2006 consists primarily of $102,724 for director and officer liability insurance, $161,250 for a monthly administrative services agreement, $41,596 for franchise and state capital stock taxes, $159,886 for legal and accounting fees, $204,150 for federal income taxes, $114,220 for failed acquisition costs and $76,793 for other expenses. Interest on the trust fund investment was $1,237,747, excluding $309,243 of deferred interest, and interest earned on the money market account was $19,508.

We received net proceeds of $24,690,054 from our initial public offering. After depositing $23,736,000 in the trust fund, we used the balance of the net proceeds totaling $954,054 as follows:

Merger-related costs	$ 107,900
Directors and officers insurance policy for two years	115,026
Professional fees (attorneys, accountants, consultants)	219,650
Federal and state taxes, including franchise/capital stock taxes	209,983
Administrative services fee	161,250
Other operational costs, net of interest income earned on cash balance	33,073
Remaining cash at November 14, 2006	107,172

Through November 14, 2006, we paid $107,900 of costs relating to the merger. As of November 14, 2006, we have $107,172 in cash and cash equivalents, excluding the trust fund. We believe we have sufficient available funds outside of the trust fund to operate until the merger is consummated, or, in the case of termination of the merger, through December 23, 2006. Anticipating closure of the merger within two months, we estimate costs of approximately $6,000 for legal and accounting fees relating to quarterly SEC reporting obligations and $101,172 for merger-related costs and general corporate working capital.  Merger-related costs currently exceed amounts available outside the trust fund, therefore trust fund assets will need to be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to us.  As of November 14, 2006, amounts owed to vendors in excess of amounts available outside the trust fund approximate $250,000.

Estimated proceeds not held in trust on the registration statement were $853,000. Actual net proceeds not held in trust were $954,054. The difference related primarily to legal fees being less than estimated by approximately $95,000 and actual other expenses approximately $6,000 less than estimated. The use of proceeds as estimated in the registration statement is fairly accurate except legal and accounting fees related to SEC reporting obligations are expected to total approximately $60,000, or $20,000 higher than originally expected. We also expect working capital needs to be approximately $20,000 higher than expected, primarily due to higher federal taxes as a result of higher interest earnings on the trust fund assets than expected. In addition, professional fees in the table above include $62,763 of legal and accounting fees and $50,000 of consulting fees relating to failed acquisitions.

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

In connection with the Offering, we issued to the underwriters, for $100, an option to purchase up to a total of 300,000 units exercisable at $9.90 per unit. The units issuable upon exercise of this purchase option are identical to the units we sold in the Offering except that the warrants included in the option have an exercise price of $6.25. We estimated that the fair value of this option was approximately $621,000 ($2.07 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.45%, (2) risk-free interest rate of 3.59% and (3) expected life of five years.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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