Form 10QSB/A
period 2006-09-30
Millstream II Acquisition CORP
filed 2006-11-29
CIK 1304562

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Millstream II Acquisition Corp.’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on November 14, 2006 (the “Original Form 10-QSB”), to amend footnote 7. Merger, for an amendment to the definitive merger agreement which was signed on November 15, 2006 (subsequent to the Original Form 10-QSB filing date). In addition, certain disclosures in the Plan of Operations were amended to conform to the language in Amendment No. 2 to the Preliminary Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on November 17, 2006. Lastly, we are include two new exhibits that should have been filed with the Original Form 10-QSB.

We are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chairman, Chief Executive Officer and President that are attached to this Form 10-QSB/A as Exhibits 31 and 32.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of November 14, 2006, and we have not updated or modified such report for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our regular subsequent filings.

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

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	September 24, 2004 (Inception) to September 30, 2006
Cash flows from operating activities:
Net income	$338,029	$65,207	$396,636
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(839,559)	(487,954)	(1,546,991))
(Increase) decrease in prepaid expenses and other current assets	(66,470)	8,950	(92,595)
Increase in deferred income taxes	(113,300)	-	(254,300)
Increase in accounts payable and accrued expenses	22,520	35,832	143,908
Increase in income taxes payable	203,643	-	310,443
Increase in deferred interest	167,827	97,542	309,243
Net cash used in operating activities	(287,310)	(280,423)	(733,656)

Cash flows from investing activities:
Payments of acquisition costs	(93,025)	-	(93,025)
Purchase of treasury bills held in trust	(99,746,599)	(48,233,485)	(196,130,666)
Maturity of treasury bills held in trust	99,747,000	48,233,000	172,396,000
(Increase) decrease in cash held in trust	(151)	735	(834)
Net cash (used in) provided by investing activities	(92,775)	250	(23,828,525)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	35,000
Repayment of note payable, stockholder	-	-	(35,000)
Proceeds from public issuance of 4,600,000 units	-	-	27,600,000
Proceeds from issuance of option	-	-	100
Payment of costs of public offering	-	(32,401)	(2,909,346)
Net cash (used in) provided by financing activities	-	(32,401)	24,715,754

Net (decrease) increase in cash and cash equivalents	(380,085)	(312,574)	153,573
Cash and cash equivalents at beginning of period	533,658	941,943	-
Cash and cash equivalents at end of period	$153,573	$629,369	$153,573
Supplemental disclosure of non-cash investing activities:
Accrued acquisition costs	$ 217,490	-	$ 217,490

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

6.  Stockholders’ Equity

The Offering
The Company sold 4,600,000 units ("Units") in the Offering, which included all of the 600,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or December 17, 2005 and expiring December 16, 2008. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters of its IPO to purchase 300,000 Units at an exercise price of $9.90 per Unit (see Common Stock Commitments below). The Company may be unable to deliver any securities upon exercise of the Warrants, including Warrants underlying the underwriter’s option, if a registration statement is not effective with respect to the common stock underlying such warrants at the time of the exercise. If the Company is unable to deliver any securities pursuant to the exercise of the warrants, including the warrants underlying the underwriter’s option, the Company will have no obligation to pay registered warrant holders any cash or otherwise “net cash settle” the warrants. As a result, the warrants may expire worthless.

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

7. Merger

On August 11, 2006, the Company entered into a definitive merger agreement with Specialty Surfaces International, Inc. t/a Sprinturf (“Sprinturf”), a privately held company based in Wayne, Pennsylvania that is a leading developer, marketer and installer of synthetic turf systems for athletic fields and other related products for residential and commercial landscaping applications.  Upon consummation of the merger, the Company will change its name to Sprinturf Corporation.  On November 15, 2006, certain terms of the definitive merger

MILLSTREAM II ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

7. Merger (continued)

agreement were amended. As a result of the merger, the shareholder of Sprinturf will receive (i) $8,000,000 in cash, (ii) 1,500,000 shares of the common stock of the Company, representing 21.1% of the common shares of the combined entity, (iii) an amount of delayed consideration not to exceed $2,000,000 and 2,000,000 common shares if certain financial targets are met in 2007 and 2008 as defined in the merger agreement, (iv) an amount of delayed consideration to be paid in cash equal to 2% of the increase in Sprinturf’s annual net sales for the fiscal years ended December 31, 2007, 2008 and 2009 over Sprinturf’s net sales for the immediately preceding fiscal year not to exceed $600,000 per annum, and (v) an amount of delayed consideration of cash equal to $0.50 for each $1.00 collected with respect to certain accounts receivable at any time prior to the two year anniversary of the closing date.  The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by the Company’s stockholders.  In addition, as the merger will constitute a Business Combination, in order for the Company to consummate the merger, holders of less than 20% of the shares of the Company’s common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the Trust Account.

On August 23, 2006, the Company filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Proxy Statement is for a special meeting of the Company’s stockholders at which the stockholders will vote on the merger, the amendment and restatement of the Company’s certificate of incorporation and the adoption of a stock incentive plan. Assuming that the Company receives the requisite vote of its stockholders, the Company anticipates consummating the merger promptly after the date of this special meeting of stockholders. Amendments to the Preliminary Proxy Statement on Schedule 14A were filed on October 10, 2006, November 17, 2006 and November 29, 2006.

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

We received net proceeds of $24,690,054 from our initial public offering. After depositing $23,736,000 in the trust fund, we used the balance of the net proceeds totaling $954,054 as follows:

Merger-related costs	$107,900
Directors and officers insurance policy for two years	115,026
Professional fees (attorneys, accountants, consultants)	219,650
Federal and state taxes, including franchise/capital stock taxes	209,983
Administrative services fee	161,250
Other operational costs, net of interest income earned on cash balance	33,073
Remaining cash at November 14, 2006	107,172

Through November 14, 2006, we paid $107,900 of costs relating to the merger. As of November 14, 2006, we have $107,172 in cash and cash equivalents, excluding the trust fund. As of November 14, 2006, we had accounts payable and accrued expenses of approximately $516,000, including legal fees payable to Broad and Cassel, accounting fees due to Goldstein Golub Kessler LLP, trustee fees due to Continental Stock Transfer and Trust Company, printing and edgarizing fees related to the proxy statement and other quarterly and current reports payable to St. Ives Financial Printers and The Scullin Group, Inc., our consultants’ fees payable to Renthon LLC and Delaware franchise tax and Federal income tax. The funds outside the trust are insufficient to cover our current accounts payable and accrued expenses. Except for accrued liabilities for Delaware franchise tax and Federal income tax of approximately $64,000, we currently believe all the accounts payable and accrued expenses reflected on our balance sheet would be considered vendor claims for the purpose of the indemnification provided by Mr. Arthur Spector. The trust assets will be reduced to the extent of the Delaware franchise tax and the Federal income tax amounts due. There can be no assurances that Mr. Spector will be able to satisfy his indemnification obligations. If Mr. Spector is unable to satisfy his obligations under the indemnification agreement, the trust fund will be reduced by the amount of these accounts payable and accrued expenses and stockholders will receive less in the liquidation of the Company.

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

For a description of the use of the proceeds generated in the Offering, see Part I, Item 2 of this Form 10-QSB.

Item 6.  Exhibits.
Exhibit No.	Description

4.1	Warrant Clarification Agreement dated October 2, 2006 between Millstream II Acquisition Corporation and Continental Stock Transfer & Trust Company

4.2	Amendment to Unit Purchase Option dated October 4, 2006 between Millstream II Acquisition Corporation and the holders designated on the signature page of the agreement.

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLSTREAM II ACQUISITION CORPORATION
By: /s/ Arthur Spector
Arthur Spector
Chairman of the Board, President and Chief Executive Officer
(Principal executive, financial and accounting officer)

Date: November 29, 2006